Form 10-Q
period 1995-04-30
HOWELL INDUSTRIES INC
filed 1995-06-05
CIK 48824

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C.  20549

                                   FORM 10-Q


(Mark One)

  X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

       For the quarterly period ended April 30, 1995    or

_____ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

       For the transition period from  _______________ to _________________

       Commission file number 1-4615




                            HOWELL INDUSTRIES, INC.
             (Exact name of registrant as specified in its charter)


         MICHIGAN                                                38-0479830
  (State or other jurisdiction of                             (I.R.S. Employer
  incorporation or organization)                            Identification No.)


     17515 West Nine Mile Road, Suite 650, Southfield, Michigan     48075
  (Address of principal executive offices)                         (Zip Code)


  Registrant's telephone number, including area code:        (810)  424-8220



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes  x     No_____

Number of shares of common stock outstanding at April 30, 1995:  622,738


                                      (1)

                         Part I - Financial Information

                            HOWELL INDUSTRIES, INC.

                            (A Michigan Corporation)

                              SOUTHFIELD, MICHIGAN

                          CONSOLIDATED BALANCE SHEETS


                                     ASSETS


                                                    April 30, 1995          July 31, 1994
                                                    --------------          -------------
                                                      (Unaudited)              (Note)

CURRENT ASSETS:

  Cash and cash equivalents                        $   295,190               $ 9,661,018
  Marketable securities, at cost                       401,101                 2,045,034
  Accounts receivable, net                           9,853,119                 7,291,663
  Cost of unbilled dies                              3,922,065                    30,988
  Inventories (last in-first out):
    Raw materials                                    1,416,783                 1,036,312
    Work in process                                  1,178,375                 1,531,541
    Finished goods                                   2,667,478                 4,326,093
                                                   -----------               -----------
  Total inventories                                  5,262,636                 6,893,946



  Prepaid expenses                                   1,095,300                   790,143
  Deferred tax asset - current                         751,000                   751,000
                                                   -----------               -----------


TOTAL CURRENT ASSETS                                21,580,411                27,463,792

MARKETABLE SECURITIES - NONCURRENT                     850,000                   850,000

PROPERTY, PLANT AND EQUIPMENT-(At cost,              6,955,287                 5,419,360
  less accumulated depreciation of
  $14,170,701 and $13,552,759 at
  4/30/95 and 7/31/94 respectively)


                 TOTAL                             $29,385,698               $33,733,152
                                                   ===========               ===========


See notes to interim financial statements.

Note: The balance sheet at July 31, 1994 has been taken from the audited financial statements at that date, and condensed.





                                      (2)

                            HOWELL INDUSTRIES, INC.

                            (A Michigan Corporation)

                              SOUTHFIELD, MICHIGAN

                          CONSOLIDATED BALANCE SHEETS


                    LIABILITIES AND SHAREHOLDERS' INVESTMENT


                                                  April 30, 1995           July 31, 1994
                                                  --------------           -------------
                                                   (Unaudited)                (Note)

CURRENT LIABILITIES:

  Accounts payable                                 $ 5,677,929               $ 2,864,351
  Accrued expenses                                   2,725,150                 2,385,812
  Taxes on income                                      284,725                   229,457
  Restructuring costs                                  479,036                 1,462,713
                                                   -----------               -----------

TOTAL CURRENT LIABILITIES                            9,166,840                 6,942,333

OTHER (Includes restructuring costs
        of $400,000.)                                  830,807                   900,000

DEFERRED FEDERAL TAXES ON INCOME                       396,000                   396,000

SHAREHOLDERS' INVESTMENT:

  Common stock, no par value:
    Authorized 2,500,000 shares,
    issued and outstanding,
    622,738 shares at 4/30/95
    and 864,738 shares at 7/31/94                      593,584                   824,255

  Retained earnings                                 18,398,467                24,670,564
                                                   -----------               -----------

TOTAL SHAREHOLDERS' INVESTMENT                      18,992,051                25,494,819
                                                   -----------               -----------

                 TOTAL                             $29,385,698               $33,733,152
                                                   ===========               ===========


See notes to interim financial statements.

Note: The balance sheet at July 31, 1994 has been taken from the audited financial statements at that date, and condensed.





                                      (3)

                            HOWELL INDUSTRIES, INC.

                  CONSOLIDATED STATEMENTS OF RETAINED EARNINGS

                                                    For The                      For The
                                                 Nine Months Ended             Year Ended
                                                  April 30, 1995              July 31, 1994
                                                  --------------              -------------
                                                   (Unaudited)                  (Audited)

Balance, beginning                                 $24,670,564                 $23,486,350

Add:

  Net profit for the period                          1,284,785                   2,048,952
                                                   -----------                 -----------
                                                    25,955,349                  25,535,302

Deduct:

  Cash dividend                                        527,553                     864,738
  Retirement of Common Stock                         7,029,329                        -0-
                                                   -----------                 -----------

Balance, ending                                    $18,398,467                 $24,670,564
                                                   ===========                 ===========


See notes to interim financial statements.





                                      (4)

                            HOWELL INDUSTRIES, INC.

              CONSOLIDATED STATEMENTS OF NET EARNINGS (UNAUDITED)


                                                For the Nine Months               For the Three Months
                                                       Ended                              Ended
                                              April 30,     April 30,            April 30,     April 30,
                                                1995          1994                 1995          1994
                                            -----------   -----------           -----------   -----------

Net Sales                                    $47,860,639   $48,615,746         $15,929,143    $18,062,608

Cost of Goods Sold                            43,238,277    42,264,127          14,565,643     15,421,896

Restructuring Costs                             (300,000)    1,900,000               -0-        1,900,000

Selling, General and
  Administrative Expenses                      3,362,057     3,290,894           1,110,562      1,169,773
                                              ----------   -----------         -----------    -----------

Income (Loss) From Operations                  1,560,305     1,160,725             252,938       (429,061)

Other Income (Expense)
  Interest Expense                                (2,488)        -0-                (2,488)         -0-
  Net Other Income                               474,968       418,675             143,867        101,041
                                             -----------   -----------         -----------    -----------

Earnings (Loss) Before
  Income Taxes                                 2,032,785     1,579,400             394,317       (328,020)

Taxes (Credit) on Income                         748,000       550,000             163,000       (109,000)
                                             -----------   -----------         -----------    ------------

Earnings (Loss) After Income
  Taxes, Before Cumulative
  Effect of Change in Method
  of Accounting for Income
  Taxes                                        1,248,785     1,029,400             231,317       (219,020)

Cumulative Effect of Change
  in Method of Accounting
  for Income Taxes                                 -0-         240,000               -0-            -0-
                                             -----------   -----------         -----------    ------------

Net Earnings (Loss)                          $ 1,284,785   $ 1,269,400         $   231,317    $   (212,020)
                                             ===========   ===========         ===========    ============

Earnings (Loss) Per Share
  After Income Taxes, Before
  Change in Method of
  Accounting for Income Taxes                       1.77          1.19                 .37            (.25)

Earnings Per Share on Cum-
  ulative Effect of Change
  in Method of Accounting for
  Income Taxes                                      -0-            .28                  -0-           -0-
                                             -----------    ----------            ----------    -----------

Net Earnings (Loss) Per Share                $      1.77    $     1.47            $      .37    $      (.25)
                                             ===========    ==========            ==========    ===========

Average Number of Shares
  Outstanding During the
  Period                                         712,269       864,738               622,738        864,738

Dividends Per Share                                  .75           .75                   .25            .25

The unaudited consolidated financial statements of Howell Industries, Inc. for the nine months ended April 30, 1995 and 1994 reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results of operations for the interim periods. The operating results for the nine months ended April 30 are not necessarily indicative of results of operations for an entire year.

See notes to interim financial statements.



                                      (5)

                            HOWELL INDUSTRIES, INC.

               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                For the Nine           For the Nine
                                                                Months Ended           Months Ended
                                                               April 30, 1995         April 30, 1994
                                                               --------------         --------------

CASH FLOWS FROM OPERATING ACTIVITIES:

  Earnings After Income Taxes Before
    Cumulative Effect of Change in
    Method of Accounting for Income Taxes                   $1,284,785               $1,029,400

  Adjustments to reconcile net earnings
    to net cash provided by operating
    activities:
    Depreciation and amortization                              906,390                  873,630
    Other - reserves                                           (69,193)                 460,000

  Change in operating assets and liabilities:

    Accounts receivable                                     (2,561,456)              (4,775,554)
    Cost of unbilled dies                                   (3,891,077)                 190,455
    Inventories                                              1,631,310                  409,853
    Prepaid expenses                                          (305,157)                (379,304)
    Accounts payable and accrued expenses                    3,152,916                2,988,260
    Taxes on income                                             55,268                 (519,005)
    Restructuring costs                                       (983,677)               1,491,713
                                                            ----------               ----------
      NET CASH PROVIDED BY (USED IN)
        OPERATING ACTIVITIES                                  (779,891)               1,769,448

CASH FLOWS FROM INVESTING ACTIVITIES:

  Proceeds from sale or purchases
   of marketable securities                                  1,643,933               (1,493,963)
  Proceeds from sale of equipment                               39,921                   43,820
  Capital expenditures                                      (2,482,238)              (1,032,429)
                                                            ----------              -----------
    NET CASH PROCEEDS FROM (USED IN)
      INVESTING ACTIVITIES                                    (798,384)              (2,482,572)

CASH FLOWS FROM FINANCING ACTIVITIES:

  Dividends paid                                              (527,553)                (648,553)
  Purchase of stock                                         (7,260,000)                   -0-
                                                            ----------               -----------

    NET CASH PROCEEDS FROM (USED IN)
      FINANCING ACTIVITIES:                                 (7,787,553)                (648,553)

INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                               (9,365,828)              (1,361,677)

CASH AND CASH EQUIVALENTS AT BEGINNING OF
  PERIOD                                                     9,661,018                4,086,405
                                                            ----------               ----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                  $  295,190               $2,724,728
                                                            ==========               ==========


See notes to interim financial statements.



                                      (6)

                            HOWELL INDUSTRIES, INC.

                     NOTES TO INTERIM FINANCIAL STATEMENTS


Note 1 - Accounting For Income Taxes

The Company adopted Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes," effective August 1, 1993. This Statement establishes new financial accounting guidelines for recording income taxes.
The Company had previously recorded income taxes in accordance with Accounting Principles Board Opinion No. 11, "Accounting for Income Taxes." The cumulative effect of adopting SFAS No. 109 on the Company's financial statements was to increase income by $240,000 ($0.28 per share) for the nine months ended April 30, 1994.

Note 2 - Plant Consolidation

During 1994, the Company began consolidating their manufacturing operations, which resulted in moving a significant amount of production from the Lapeer, Michigan plant to the Masury, Ohio plant. The estimated costs of the consolidation, $1,900,000, were accrued during the third quarter of 1994. During the quarter ended January 31, 1995, $300,000 of these costs were returned to income after a determination that they would not be incurred. Approximately $684,000 in cash was expended during the nine months ended April 30, 1995 related to the consolidation of the manufacturing plants.





                                      (7)

                            HOWELL INDUSTRIES, INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



RESULTS OF OPERATIONS

During the quarter ended April 30, 1994, earnings were charged with restructuring expenses of $1,900,000 related to the plant consolidation. Without this charge to earnings, the third quarter of 1994 would have had a profit of $1,571,980 before income taxes as compared to a profit of $394,317 for the third quarter of 1995. This decrease in earnings was primarily attributable to lower sales, start-up costs and inefficiencies related to the plant consolidation not covered by the reserve for restructuring costs, and higher steel prices.

Earnings for the third quarter ended April 30, 1995 as compared to the second quarter ended January 31, 1995 were approximately the same before the recapture of $300,000 before taxes of the reserve for consolidation costs in the second quarter.

Earnings for the nine months ended April 30, 1995 as compared to April 30, 1994 were lower before the reserve for consolidation costs, primarily due to higher material costs and inefficiencies from the consolidation not covered by the reserve as discussed above.

Cumulative effect of accounting change represents the favorable impact of the Company adopting the Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," as of August 1, 1993.

Approximately $684,000 in cash was expended during the nine months ended April 30, 1995 related to the consolidation of the manufacturing plants.





                          PART II - OTHER INFORMATION

Item 5.  Other Information

On November 10, 1994, 242,000 shares of common stock were purchased by the Company at $30.00 per share from the Estate of Herbert Freedland, reducing the number of shares outstanding to 622,738.


Item 6.  Exhibits and Reports on Form 8-K.

No Form 8-K was filed during the quarter.



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.




                                        HOWELL INDUSTRIES, INC.
                                         (Registrant)

                                        /s/ Morton Schiff

                                        By:__________________________________
                                           Morton Schiff President and
                                           Principal Financial Officer

Date: June 1, 1995

                                      (8)

                                Exhibit Index



Exhibit
Number                                                        Description
- - -------                                                       -----------

  27                                                    Financial Data Schedule