Form 10-K405
period 1995-07-31
HOWELL INDUSTRIES INC
filed 1995-10-26
CIK 48824

FORM 10-K

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

(Mark one)
    (X)         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                      For fiscal year ended July 31, 1995
                                            -------------
                                      or
    ( )         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission file number 1-4615
                                                ------

                            HOWELL INDUSTRIES, INC.
            ------------------------------------------------------
            (Exact name of Registrant as specified in its charter)

           Michigan                                   38-0479830
-------------------------------          ------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
incorporation or organization)

           17515 West Nine Mile Road,
         Suite 650, Southfield, Michigan                     48075
-------------------------------------------------          ----------
    (Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code  (810) 424-8220
                                                    --------------

Securities registered pursuant to Section 12(b) of the Act:

                                                Name of each exchange
          Title of each class                    on which registered

       Common stock, no par value              American Stock Exchange
-----------------------------------------  --------------------------------

Securities registered pursuant to Section 12(g) of the Act:        NONE
                                                            ----------------
                                                            (Title of class)

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that Registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days.    Yes   X      No      .
                                                 -----       -----

                                                                 Year ended
Form 10-K                  HOWELL INDUSTRIES, INC.             July 31, 1995


        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

        The aggregate market value of the Registrant's voting stock held by non-affiliates of the Registrant as of October 18, 1995, computed by reference to the closing price on the American Stock Exchange on such date, was $10,284,267.

        The number of outstanding shares of the Registrant's common stock as of October 19, 1995 was 622,738.


                      DOCUMENTS INCORPORATED BY REFERENCE

        The following documents (or portions thereof) have been incorporated by reference in this Annual Report on Form 10-K: the Proxy Statement for the 1995 Annual Meeting of Shareholders (Part III) and the 1995 Annual Report to Shareholders (Part II).


                                    PART I

Item 1.        Business

        Howell Industries, Inc., a Michigan corporation (the "Company") organized on July 9, 1934, is engaged in one industry segment, the original manufacture of structural components for the automotive industry.


Products.

        The Company's principal products are steel automotive and truck structural supports and other stampings and assemblies. The products manufactured by the Company and the sales and profitability of individual products vary from year to year in accordance with the requirements of vehicle manufacturing demand. For the fiscal years ended July 31, 1993, July 31, 1994 and July 31, 1995, structural components accounted for 91%, 97% and 99%, respectively, of the Company's total sales.

                                                                 Year ended
Form 10-K                  HOWELL INDUSTRIES, INC.             July 31, 1995


        The Company manufactures underbody structural parts and miscellaneous steel stampings in its Masury, Ohio and Lapeer, Michigan plants. These products are used primarily in light duty trucks and also in automobiles. In 1995, the Company substantially completed the consolidation of the majority of its manufacturing operations into its Masury, Ohio plant.

        Suspension control arms are also manufactured in the Masury, Ohio plant and are used primarily in light duty trucks and automobiles. Suspension control arms consist of metal stampings assembled with bushings and ball joints, which provide support between the vehicle frame and axle.

        The Company's sales are usually made pursuant to purchase orders and releases which are subject to cancellation and change by the customers. The amount of such sales is thus largely dependent upon the volume of production of the Company's customers.


Customers and Methods of Distribution. For the fiscal year ended July 31, 1995, sales to Chrysler Motors Corporation, Ford Motor Company and General Motors Corporation amounted to approximately 55%, 42% and 1% of total sales, respectively. The Company ships primarily by commercial carrier to its customers.


Competition. The metal stamping industry is highly competitive. There are numerous suppliers of the same steel products and some of these competitors have financial resources greater than those of the Company. In addition, some automobile and truck manufacturers produce a portion of their own requirements of the products manufactured by the Company. The Company does not produce a significant portion of the metal stampings and assemblies used by automobile and truck manufacturers.


Raw Materials. The principal raw material required by the Company is steel. The Company also uses rubber and miscellaneous other supplies. All raw materials are readily available in an adequate supply.


Employees. The Company employs about 365 persons, of whom about 275 are factory production employees and about 90 are in office, executive, supervisory or administrative positions. All factory employees are covered by union contracts.

                                                                 Year ended
Form 10-K                  HOWELL INDUSTRIES, INC.             July 31, 1995


Item 2.        Properties

        The following is a brief description of the plant and properties owned and leased by the Company.

        Southfield, Michigan - The Company leases its executive and administrative office facilities located at 17515 West Nine Mile Road, Suite 650, Southfield, Michigan. These offices contain approximately 8,092 square feet of floor space in a modern office building. The lease is at an annual rental of $99,480 and terminates on June 30, 1996.

        Masury, Ohio - The Company owns a plant in Masury, Ohio located on approximately 6.5 acres. The plant consists of approximately 150,000 square feet of floor space, all constructed since 1965. The plant is used for the manufacture of underbody plate parts, suspension control arms and other structural supports. The approximate average percentage utilization on a two shift basis during the fiscal year was 90%. The Company leases an additional 44,000 square feet of manufacturing space at an annual rental of $78,000 and the lease terminates on March 14, 1997. The approximate average percentage utilization for this additional space on a one shift basis during the fiscal year was 90%.

        Lapeer, Michigan - The Company owns a plant in Lapeer, Michigan located on approximately 10 acres of land in two parcels. The plant is used for the manufacture of miscellaneous steel stampings and has approximately 85,000 square feet of floor space. The approximate average percentage utilization on a one shift basis during the fiscal year was 50%, primarily due to the consolidation of a majority of the Company's production to the Masury, Ohio plant.

        Warren, Michigan - The Company leases a facility at 3161 E. Nine Mile Road, Warren, Michigan. The facility is used primarily in connection with the Company's manufacture and repair of dies for automobile parts. The facility consists of approximately 4,250 square feet. The annual rental is $36,000.

        All real and personal property of the Company is deemed by the Company to be in satisfactory condition for the operation of its business.

                                                                 Year ended
Form 10-K                  HOWELL INDUSTRIES, INC.             July 31, 1995


Item 3.        Legal Proceedings

        In June, 1994, Wilkie Brothers Conveyors, Inc. filed a civil action against the Company in the Michigan Circuit Court for the County of St. Clair (No. 94-001603) to recover past and future response costs and for declaratory relief in connection with alleged environmental contamination at a plant formerly owned by the Company in Marysville, Michigan. The Company sold the plant to the plaintiff in 1984. The Company has denied liability to the plaintiff and has engaged a consultant to investigate the contamination. No specified amount of damages is claimed. In September, 1995, the City of Marysville filed a civil action against the Company and Wilkie Bros. Conveyors, Inc. in the Michigan Circuit Court for the County of St. Clair (No. 95-002693) to require the Company and Wilkie Bros. to take certain clean-up and remediation actions in connection with the contamination at the plant. The Company is in the process of responding to this lawsuit.

        The Company is also involved in various ordinary routine litigation incidental to its business, which in the opinion of management is not deemed to be material.


Item 4.        Submission of Matters to
               a Vote of Security Holders

        None.


                                     PART II


Item 5.        Market For The Registrant's Common
               Stock and Related Security Matters

        Incorporated by reference pursuant to Rule 12b-23 from "Common Stock Prices," page 2 of the Registrant's 1995 Annual Report to Shareholders, which section is hereby incorporated into this Form 10-K.


Item 6.        Selected Financial Data

        Incorporated by reference pursuant to Rule 12b-23 from "Selected Financial Data," page 14 of the Registrant's 1995 Annual Report to Shareholders, which section is hereby incorporated into this Form 10-K.

                                                                 Year ended
Form 10-K                  HOWELL INDUSTRIES, INC.             July 31, 1995



Item 7.        Management's Discussion and Analysis of
               Financial Condition and Results of Operations

        Incorporated by reference pursuant to Rule 12b-23 from "Management's Discussion and Analysis of Financial Condition and Results of Operations," page 15 of the Registrant's 1995 Annual Report to Shareholders, which section is hereby incorporated into this Form 10-K.


Item 8.        Financial Statements and Supplementary Data

        Partially incorporated by reference pursuant to Rule 12b-23 from pages 4-13 and page 14 of the Registrant's 1995 Annual Report to Shareholders, which pages are hereby incorporated into this Form 10-K. The Independent Auditor's signed report appears on page 13 of the Annual Report attached to originally executed copies of this Form 10-K.


Item 9.        Changes in and Disagreements with
               Accountants on Accounting and Financial Disclosure

               Not applicable.


                                   PART III


Item 10.       Directors and Executive
               Officers of the Registrant

        Partially incorporated by reference pursuant to Rule 12b-23 from pages 2-3 of the Registrant's 1995 Proxy Statement furnished in connection with the 1995 Annual Meeting of Shareholders. All officers serve at the discretion of the Board of Directors.


        NAME          AGE                     POSITION

Morton Schiff         61      President, Chief Executive Officer and Treasurer

Ronald Sakuta (1)     59      Vice President and Chief Operating Officer

                                                                 Year ended
Form 10-K                  HOWELL INDUSTRIES, INC.             July 31, 1995


        (1) Mr. Sakuta began employment with the Company on May 1, 1991. Prior to 1991, Mr. Sakuta was the President of Hillman Manufacturing Company. Hillman Manufacturing Company was engaged in the business of manufacturing dies for automobile parts.

        Additional information concerning Messrs. Schiff and Sakuta is incorporated by reference from pages 3-5 of the Registrant's 1995 Proxy Statement furnished in connection with the 1995 Annual Meeting of Shareholders.


Item 11.       Executive Compensation

        Incorporated by reference pursuant to Rule 12b-23 from pages 3-5 of the Registrant's 1995 Proxy Statement furnished in connection with the 1995 Annual Meeting of Shareholders.


Item 12.       Security Ownership of Certain
               Beneficial Owners and Management

        Incorporated by reference pursuant to Rule 12b-23 from page 2 of the Registrant's 1995 Proxy Statement furnished in connection with the Registrant's 1995 Annual Meeting of Shareholders.


Item 13.       Certain Relationships and Related Transactions

        Incorporated by reference pursuant to Rule 12b-23 from pages 6-7 of the Registrant's 1995 Proxy Statement furnished in connection with the Registrant's 1995 Annual Meeting of Shareholders.

                                                                 Year ended
Form 10-K                  HOWELL INDUSTRIES, INC.             July 31, 1995


                                    PART IV


Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

        14(a)(1)      Financial Statements

               All financial statements are incorporated by reference from the Registrant's Annual Report to Shareholders.

               Independent Auditors' Report of Deloitte & Touche LLP
               Balance Sheets as of July 31, 1995 and July 31, 1994
               Statements of Operations for the years ended July 31, 1995,
                    July 31, 1994 and July 31, 1993
               Statements of Cash Flows for the years ended July 31, 1995,
                    July 31, 1994 and July 31, 1993
               Statements of Shareholders' Investment for the years ended July
                    31, 1995, July 31, 1994 and July 31, 1993
               Notes to Financial Statements for the years ended July 31,
                    1995, July 31, 1994 and July 31, 1993

        14(a)(2)    Financial Statement Schedules

               Schedules are omitted because of the absence of the conditions under which they are required or because the information called for is included in financial statements or notes thereto.

                                                                 Year ended
Form 10-K                  HOWELL INDUSTRIES, INC.             July 31, 1995



        14(a)(3)    Exhibits

               Each management contract or compensatory plan or arrangement filed as an exhibit to this Report is identified in the following list with an asterisk before the exhibit number.

               (3)(a) Restated Articles of Incorporation, as amended to date.

               (3)(b) By-laws, as amended to date, incorporated by reference from Exhibit (3)(b) of Registrant's Form 10-Q for the quarter ended April 30, 1993.

               (10)       Material contracts:

                       * (i) Executive Employment Agreement for Morton Schiff, dated August 18, 1994, incorporated by reference from Exhibit 10(i) to the Registrant's Annual Report on Form 10-K for the year ended July 31, 1994.

                       * (ii) Executive Employment Agreement for Ronald Sakuta, dated August 18, 1994, incorporated by reference from Exhibit 10(ii) to the Registrant's Annual Report on Form 10-K for the year ended July 31, 1994.

                          (iii) Indemnification Agreements for Alan E.
                          Schwartz and Richard H. Cummings, dated March 30, 1993, incorporated by reference from Exhibit
                          (10)(ii) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended April 30, 1993.

                       * (iv) Indemnification Agreement for Morton Schiff, dated July 19, 1993, incorporated by reference from
                          Exhibit 10(iii) to the Registrant's Annual Report on Form 10-K for the year ended July 31, 1993.

                          (v) Stock Purchase Agreement, dated September 22, 1994, between NBD Bank, N.A., as Co-Trustee, and Howell Industries, Inc., incorporated by reference from Exhibit 10(v) to the Registrant's Annual Report on Form 10-K for the year ended July 31, 1994.

                                                                 Year ended
Form 10-K                  HOWELL INDUSTRIES, INC.             July 31, 1995


                       *  (vi)   Howell Industries, Inc. Retirement Plan for
                          Non-Employee Directors.

               (13)       Annual report to security holders.

               (27)       Financial Data Schedule.


        14(b) The Company did not file any reports on Form 8-K during the last quarter of the fiscal year covered by this Report.

        14(d)(5)    Schedules
                    (Pages following the signature page of this Form 10-K)

                                                                 Year ended
Form 10-K                  HOWELL INDUSTRIES, INC.             July 31, 1995


                                  SIGNATURES

        Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on October 25, 1995.

                                          HOWELL INDUSTRIES, INC.
                                          (Registrant)


                                          By:    /s/ Morton Schiff
                                               -------------------------
                                               Morton Schiff, President,
                                               Chief Executive Officer
                                               and Treasurer


        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on October 25, 1995.

Signature                                 Capacity


/s/ Morton Schiff                         President, Chief Executive Officer,
-----------------------                   Treasurer and Director (principal
Morton Schiff                             executive, financial and accounting
                                          officer)


/s/ Richard H. Cummings                   Director
-----------------------
Richard H. Cummings


/s/ Alan E. Schwartz                      Director
-----------------------
Alan E. Schwartz

                                                                 Year ended
Form 10-K                  HOWELL INDUSTRIES, INC.             July 31, 1995


                               INDEX TO EXHIBITS


Each management contract or compensatory plan or arrangement filed as an exhibit to this Report is identified in the following list with an asterisk before the exhibit number.

Exhibit No.                                                            Page

        (3)(a)      Restated Articles of Incorporation,                ____
                    as amended to date

        (3)(b)      By-laws, as amended to date, incorporated          --
                    by reference

        (10)        Material Contracts:

                    *   (i)    Executive Employment Agreement of       --
                               Morton Schiff, dated August 18, 1994,
                               incorporated by reference

                    *   (ii)   Executive Employment Agreement of       --
                               Ronald Sakuta, dated August 18, 1994,
                               incorporated by reference

                        (iii)  Indemnification Agreements for          --
                               Alan E. Schwartz and Richard H.
                               Cummings, dated March 30, 1993,
                               incorporated by reference

                    *   (iv)   Indemnification Agreement for           --
                               Morton Schiff, dated July 19, 1993,
                               incorporated by reference

                        (v)    Stock Purchase Agreement, dated         --
                               September 22, 1994, between NBD Bank,
                               N.A. as Co-Trustee, and Howell
                               Industries, Inc., incorporated by
                               reference

                    *   (vi)   Howell Industries, Inc. Retirement      ____
                               Plan for Non-Employee Directors.

                                                                 Year ended
Form 10-K                  HOWELL INDUSTRIES, INC.             July 31, 1995



        (13)        Annual Report to Shareholders for the              ____
                    year ended July 31, 1995

        (27)        Financial Data Schedule                            ____