Form 10-Q
period 1995-10-31
HOWELL INDUSTRIES INC
filed 1995-11-28
CIK 48824

SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C. 20549

                                   FORM 10-Q


(Mark One)

  X      Quarterly report pursuant to Section 13 or 15(d) of the Securities
-----    Exchange Act of 1934.

         For the quarterly period ended   October 31, 1995   or
                                        --------------------


         Transition report pursuant to Section 13 or 15(d) of the Securities
-----    Exchange Act of 1934.

         For the transition period from                 to
                                        ---------------    ---------------

         Commission file number   1-4615
                                ----------



                            HOWELL INDUSTRIES, INC.
------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


     MICHIGAN                                                38-0479830
------------------------------------------------------------------------------
(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                           Identification No.)


17515 West Nine Mile Road, Suite 650, Southfield, Michigan          48075
------------------------------------------------------------------------------
       (Address of principal executive offices)                   (Zip Code)


Registrant's telephone number, including area code:   (810) 424-8220
                                                    ------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes  X      No
                               -----      -----

Number of shares of common stock outstanding at October 31, 1995:  622,738



                                      (1)

                        Part I - Financial Information

                            HOWELL INDUSTRIES, INC.

                           (A Michigan Corporation)

                             SOUTHFIELD, MICHIGAN

                          CONSOLIDATED BALANCE SHEETS

                                    ASSETS

                                          October 31, 1995   July 31, 1995
                                          ----------------   -------------
                                            (Unaudited)         (Note)
CURRENT ASSETS:

  Cash and cash equivalents                  $ 4,324,645      $ 2,979,374
  Marketable securities, at cost                 850,066          850,066
  Accounts receivable, net                     7,082,290        7,789,257
  Cost of unbilled dies                          623,082          271,036
  Inventories (last in-first out):
    Raw materials                              1,794,900        1,208,602
    Work in process                            1,841,510        1,118,555
    Finished goods                             2,287,942        2,965,141
                                             -----------      -----------
  Total inventories                            5,924,352        5,292,298



  Prepaid expenses                               495,451          746,051
  Deferred tax asset - current                     4,000            4,000
                                             -----------      -----------


TOTAL CURRENT ASSETS                          19,303,886       17,932,082


PROPERTY, PLANT AND EQUIPMENT-(At cost,        7,514,969        7,613,899
  less accumulated depreciation of           -----------      -----------
  $14,297,738 and $13,920,608 at
  10/31/95 and 7/31/95 respectively)


                  TOTAL                      $26,818,855      $25,545,981
                                             ===========      ===========


Note: The balance sheet at July 31, 1995 has been taken from the audited financial statements at that date, and condensed.




                                      (2)

                            HOWELL INDUSTRIES, INC.

                           (A Michigan Corporation)

                             SOUTHFIELD, MICHIGAN

                          CONSOLIDATED BALANCE SHEETS

                   LIABILITIES AND SHAREHOLDERS' INVESTMENT

                                      October 31, 1995   July 31, 1995
                                      ----------------   -------------
                                        (Unaudited)         (Note)
CURRENT LIABILITIES:

  Accounts payable                       $ 3,913,775      $ 3,420,655
  Accrued expenses                         2,385,171        1,876,828
  Taxes on income                            183,725           30,199
  Restructuring costs                         96,952           97,855
                                         -----------      -----------

TOTAL CURRENT LIABILITIES                  6,579,623        5,425,537

OTHER (Includes restructuring costs
          of $200,000.)                      869,320          906,045

DEFERRED FEDERAL TAXES ON INCOME             106,000          106,000

SHAREHOLDERS' INVESTMENT:

  Common stock, no par value:
    Authorized 2,500,000 shares,
    issued and outstanding,
    622,738 shares at 10/31/95
    and at 7/31/95                           593,584          593,584

  Retained earnings                       18,670,328       18,514,815
                                         -----------      -----------

TOTAL SHAREHOLDERS' INVESTMENT            19,263,912       19,108,399
                                         -----------      -----------

                  TOTAL                  $26,818,855      $25,545,981
                                         ===========      ===========


Note: The balance sheet at July 31, 1995 has been taken from the audited financial statements at that date, and condensed.




                                      (3)

                            HOWELL INDUSTRIES, INC.

                 CONSOLIDATED STATEMENTS OF RETAINED EARNINGS

                                      For The             For The
                                Three Months Ended       Year Ended
                                 October 31, 1995       July 31, 1995
                                ------------------      -------------
                                    (Unaudited)           (Audited)
Balance, beginning                  $18,514,815          $24,670,564

Add:

  Net profit for the period             311,197            1,556,818
                                    -----------          -----------
                                     18,826,012           26,227,382

Deduct:

  Cash dividend                         155,684              683,238
  Retirement of Common Stock              -0-              7,029,329
                                    -----------          -----------

Balance, ending                     $18,670,328          $18,514,815
                                    ===========          ===========



                                      (4)

                            HOWELL INDUSTRIES, INC.

              CONSOLIDATED STATEMENTS OF NET EARNINGS (UNAUDITED)

                                   For the Three Months Ended
                              ------------------------------------
                              October 31, 1995    October 31, 1994
                              ----------------    ----------------

Net Sales                        $16,660,990        $17,465,568
Cost of Goods Sold                15,252,109         15,693,195
Selling, General and
  Administrative Expenses          1,057,568          1,068,859
                                 -----------        -----------
Income From Operations               351,313            703,514
Other Income (Expense)
  Net Other Income                   118,884            179,707
                                 -----------        -----------
Earnings Before Income
  Taxes                              470,197            883,221
Taxes on Income                      159,000            309,000
                                 -----------        -----------
Net Earnings                     $   311,197        $   574,221
                                 ===========        ===========
Earnings Per Share                       .50                .66
Average Number of Shares
  Outstanding During the
  Period                             622,738            864,738
Dividends Per Share                      .25                .25


The unaudited consolidated financial statements of Howell Industries, Inc. for the three months ended October 31, 1995 and 1994 reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods. The operating results for the three months ended October 31 are not necessarily indicative of results of operations for an entire year.



                                      (5)

                            HOWELL INDUSTRIES, INC.

               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                For the Three     For the Three
                                                 Months Ended      Months Ended
                                               October 31, 1995  October 31, 1994
                                               ----------------  ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net Earnings                                    $   311,197      $   574,221

  Adjustments to reconcile net earnings
    to net cash provided by operating
    activities:
    Depreciation and amortization                     377,130          302,130
    Other - reserves                                  (36,725)          (2,600)

  Change in operating assets and liabilities:

    Accounts receivable                               706,967       (3,544,202)
    Cost of unbilled dies                            (352,046)        (262,351)
    Inventories                                      (632,054)       2,486,374
    Prepaid expenses                                  250,600          (86,359)
    Accounts payable and accrued expenses           1,001,463        1,648,815
    Taxes on income                                   153,526          302,000
    Restructuring costs                                  (903)        (384,782)
                                                  -----------      -----------
      NET CASH PROVIDED BY (USED IN)
        OPERATING ACTIVITIES                        1,779,155        1,033,246

CASH FLOWS FROM INVESTING ACTIVITIES:

  Proceeds from sale or purchases
   of marketable securities                             -0-         (6,197,271)
  Proceeds from sale of equipment                       -0-             17,835
  Capital expenditures                               (278,200)        (344,418)
                                                  -----------      -----------
    NET CASH PROCEEDS FROM (USED IN)
      INVESTING ACTIVITIES                           (278,200)      (6,523,854)

CASH FLOWS FROM FINANCING ACTIVITIES:

  Dividends paid                                     (155,684)        (216,184)
                                                  -----------      -----------

    NET CASH PROCEEDS FROM (USED IN)
      FINANCING ACTIVITIES:                          (155,684)        (216,184)

INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                       1,345,271       (5,706,792)

CASH AND CASH EQUIVALENTS AT BEGINNING OF
  PERIOD                                            2,979,374        9,661,018
                                                  -----------      -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD        $ 4,324,645      $ 3,954,226
                                                  ===========      ===========



                                      (6)

                            HOWELL INDUSTRIES, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS

               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

The decrease in net earnings for the fiscal quarter ended October 31, 1995 as compared to the quarter ended October 31, 1994 was primarily attributable to lower sales and higher steel prices.

The increase in net earnings for the quarter ended October 31, 1995 as compared to the quarter ended July 31, 1995 was primarily attributable to higher sales.






                          PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K.

No Form 8-K was filed during the quarter.



                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.


                                       HOWELL INDUSTRIES, INC.
                                 -------------------------------------
                                       (Registrant)



                                 By:   /s/Morton Schiff
                                       -------------------------------
                                       Morton Schiff
                                       President and Principal Financial
                                         Officer


Date:  November 28, 1995
     ---------------------



                                      (7)