Form 10-Q
period 1996-01-31
HOWELL INDUSTRIES INC
filed 1996-03-11
CIK 48824

SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C. 20549

                                   FORM 10-Q


(Mark One)

__ X __ Quarterly report pursuant to Section 13 or 15(d) of the Securities
        Exchange Act of 1934.

        For the quarterly period ended January 31, 1996 or
                                       ----------------

_______ Transition report pursuant to Section 13 or 15(d) of the Securities
        Exchange Act of 1934.

        For the transition period from _______________ to ______________

        Commission file number 1-4615
                               ------



                            HOWELL INDUSTRIES, INC.
------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


     MICHIGAN                                                 38-0479830
------------------------------------------------------------------------------
(State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                            Identification No.)


17515 West Nine Mile Road, Suite 650, Southfield, Michigan            48075
------------------------------------------------------------------------------
(Address of principal executive offices)                            (Zip Code)


Registrant's telephone number, including area code:      (810)  424-8220
                                                   ---------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                       Yes __ x __    No _______

Number of shares of common stock outstanding at January 31, 1996:  622,738



                                      (1)

                        Part I - Financial Information

                            HOWELL INDUSTRIES, INC.

                           (A Michigan Corporation)

                             SOUTHFIELD, MICHIGAN

                          CONSOLIDATED BALANCE SHEETS


                                    ASSETS

                                                January 31, 1996       July 31, 1995
                                                   (Unaudited)             (Note)
                                                ----------------       -------------
CURRENT ASSETS:

  Cash and cash equivalents                        $ 2,801,373          $ 2,979,374
  Marketable securities, at cost                         -0-                850,066
  Accounts receivable, net                           9,068,297            7,789,257
  Cost of unbilled dies                              1,546,812              271,036
  Inventories (last in-first out):
    Raw materials                                    1,812,688            1,208,602
    Work in process                                  2,087,997            1,118,555
    Finished goods                                   2,582,536            2,965,141
                                                   -----------          -----------
  Total inventories                                  6,483,221            5,292,298



  Prepaid expenses                                     555,808              746,051
  Deferred tax asset - current                           4,000                4,000
                                                   -----------          -----------


TOTAL CURRENT ASSETS                                20,459,511           17,932,082

PROPERTY, PLANT AND EQUIPMENT-(At cost,              7,660,723            7,613,899
  less accumulated depreciation of                 -----------          -----------
  $14,674,868 and $13,920,608 at
  01/31/96 and 7/31/95 respectively)


               TOTAL                               $28,120,234          $25,545,981
                                                   ===========          ===========


Note: The balance sheet at July 31, 1995 has been taken from the audited financial statements at that date, and condensed.



                                      (2)


                            HOWELL INDUSTRIES, INC.

                           (A Michigan Corporation)

                             SOUTHFIELD, MICHIGAN

                          CONSOLIDATED BALANCE SHEETS


                   LIABILITIES AND SHAREHOLDERS' INVESTMENT

                                                January 31, 1996      July 31, 1995
                                                   (Unaudited)            (Note)
                                                ----------------      -------------
CURRENT LIABILITIES:

  Accounts payable                                 $ 4,657,445          $ 3,420,655
  Accrued expenses                                   3,053,239            1,876,828
  Taxes on income                                       35,726               30,199
  Restructuring costs                                   96,118               97,855
                                                   -----------          -----------

TOTAL CURRENT LIABILITIES                            7,842,528            5,425,537

OTHER (Includes restructuring costs
       of $119,599.)                                   762,008              906,045

DEFERRED FEDERAL TAXES ON INCOME                       106,000              106,000

SHAREHOLDERS' INVESTMENT:

  Common stock, no par value:
    Authorized 2,500,000 shares,
    issued and outstanding,
    622,738 shares at 01/31/96
    and at 7/31/95.                                    593,584              593,584

  Retained earnings                                 18,816,114           18,514,815
                                                   -----------          -----------

TOTAL SHAREHOLDERS' INVESTMENT                      19,409,698           19,108,399
                                                   -----------          -----------

               TOTAL                               $28,120,234          $25,545,981
                                                   ===========          ===========

Note: The balance sheet at July 31, 1995 has been taken from the audited financial statements at that date, and condensed.



                                      (3)


                            HOWELL INDUSTRIES, INC.

                 CONSOLIDATED STATEMENTS OF RETAINED EARNINGS

                                                     For The                For The
                                                 Six Months Ended          Year Ended
                                                 January 31, 1996        July 31, 1995
                                                   (Unaudited)              (Audited)
                                                 ----------------        -------------
Balance, beginning                                 $18,514,815            $24,670,564

Add:

  Net profit for the period                            612,668              1,556,818
                                                   -----------            -----------
                                                    19,127,483             26,227,382

Deduct:

  Cash dividend                                        311,369                683,238
  Retirement of Common Stock                             -0-                7,029,329
                                                   -----------            -----------

Balance, ending                                    $18,816,114            $18,514,815
                                                   ===========            ===========




                                      (4)

                            HOWELL INDUSTRIES, INC.

              CONSOLIDATED STATEMENTS OF NET EARNINGS (UNAUDITED)

                                     For the Six Months             For the Three Months
                                          Ended                            Ended
                                ---------------------------      ----------------------------
                                January 31,     January 31,      January 31,      January 31,
                                   1996            1995             1996             1995
                                -----------     -----------      -----------      -----------

Net Sales                      $34,154,827      $31,931,496      $17,493,837      $14,465,928

Cost of Goods Sold              31,287,600       28,372,634       16,035,491       12,679,439

Selling, General and
  Administrative Expenses        2,289,125        2,251,495        1,231,557        1,182,636
                               -----------      -----------      -----------      -----------

Income From Operations             578,102        1,307,367          226,789          603,853
Other Income (Expense)
  Net Other Income                 355,566          331,101          236,682          151,394
                               -----------      -----------      -----------      -----------

Earnings Before Income
  Taxes                            933,668        1,638,468          463,471          755,247

Taxes on Income                    321,000          585,000          162,000          276,000
                               -----------      -----------      -----------      -----------

Net Earnings                   $   612,668      $ 1,053,468      $   301,471      $   479,247
                               ===========      ===========      ===========      ===========

Earnings Per Share             $       .98      $      1.40      $       .48      $       .74
                               ===========      ===========      ===========      ===========

Average Number of Shares
  Outstanding During the
  Period                           622,738          755,575          622,738          646,412

Dividends Per Share                    .50              .50              .25              .25

The unaudited consolidated financial statements of Howell Industries, Inc. for the six months ended January 31, 1996 and 1995 reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results of operations for the interim periods. The operating results for the six months ended January 31 are not necessarily indicative of results of operations for an entire year.

See notes to interim financial statements.



                                      (5)

                            HOWELL INDUSTRIES, INC.

               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                         For the Six           For the Six
                                                         Months Ended          Months Ended
                                                       January 31, 1996      January 31, 1995
                                                       ----------------      ----------------

CASH FLOWS FROM OPERATING ACTIVITIES:

  Net Earnings                                            $  612,668            $1,053,468

  Adjustments to reconcile net earnings
    to net cash provided by operating
    activities:
    Depreciation and amortization                            754,260               604,260
    Other - reserves                                        (144,037)               (3,195)

  Change in operating assets and liabilities:

    Accounts receivable                                   (1,279,041)            1,139,004
    Cost of unbilled dies                                 (1,275,776)             (369,749)
    Inventories                                           (1,190,923)            1,997,194
    Prepaid expenses                                         190,244              (310,931)
    Accounts payable and accrued expenses                  2,413,201               587,106
    Taxes on income                                            5,527                15,001
    Restructuring costs                                       (1,737)             (931,208)
                                                          ----------           -----------
      NET CASH PROVIDED BY (USED IN)
        OPERATING ACTIVITIES                                  84,386             3,780,950

CASH FLOWS FROM INVESTING ACTIVITIES:

  Proceeds from sale or purchases
   of marketable securities                                  850,066             1,168,766
  Proceeds from sale of equipment                             68,566                39,921
  Capital expenditures                                      (869,650)           (1,723,934)
                                                          ----------            ----------
    NET CASH PROCEEDS FROM (USED IN)
      INVESTING ACTIVITIES                                    48,982              (515,247)

CASH FLOWS FROM FINANCING ACTIVITIES:

  Dividends paid                                            (311,369)             (371,869)
  Purchase of stock                                            -0-              (7,260,000)
                                                          ----------            ----------


    NET CASH PROCEEDS FROM (USED IN)
      FINANCING ACTIVITIES:                                 (311,369)           (7,631,869)

INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                               (178,001)           (4,366,166)

CASH AND CASH EQUIVALENTS AT BEGINNING OF
  PERIOD                                                   2,979,374             9,661,018
                                                          ----------            ----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                $2,801,373            $5,294,852
                                                          ==========            ==========

See notes to interim financial statements.



                                      (6)

                            HOWELL INDUSTRIES, INC.

                     NOTES TO INTERIM FINANCIAL STATEMENTS



Note 1 - Plant Consolidation

During 1994, the Company began consolidating manufacturing operations, which resulted in moving a significant amount of production from the Lapeer, Michigan plant to the Masury, Ohio plant. The estimated costs of the consolidation, $1,900,000, were accrued during the third quarter of 1994. During the quarter ended January 31, 1995, $300,000 of these costs were returned to income after a determination that they would not be incurred. Approximately $630,000 in cash was expended during the six months ended January 31, 1995 related to the consolidation of the manufacturing plants.



                                      (7)

                            HOWELL INDUSTRIES, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS

               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

The decrease in net earnings for the six months and fiscal quarter ended January 31, 1996 as compared to the six months and quarter ended January 31, 1995 was primarily attributable to higher steel prices, start-up expenses related to the production of a new part, and the recapture of $300,000 of plant consolidation costs during the quarter ended January 31, 1995. The Company is continuing to experience greater than expected operating costs at its Masury, Ohio plant.




                          PART II - OTHER INFORMATION


Item 5.  Other Information.

On November 22, 1995, the shareholders approved the Company's 1995 Stock Incentive Plan for Key Employees.

Effective March 1, 1996, Ronald Sakuta resigned as Vice President and Chief Operating Officer and Dean McLeod was appointed to the position of Vice President, Sales and Mark Duddles was appointed to the position of Vice President, Manufacturing.

Item 6.  Exhibits and Reports on Form 8-K.

No Form 8-K was filed during the quarter.




                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.

                                       HOWELL INDUSTRIES, INC.
                                       ---------------------------------
                                       (Registrant)



                                 By:   /s/ ______________________________
                                       Morton Schiff
                                       President and Principal Financial
                                         Officer


Date: March 11, 1996



                                      (8)