Form 10-Q
period 1996-04-30
HOWELL INDUSTRIES INC
filed 1996-05-31
CIK 48824

SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C. 20549

                                   FORM 10-Q


(Mark One)

  X     Quarterly report pursuant to Section 13 or 15(d) of the Securities
- -----   Exchange Act of 1934.

        For the quarterly period ended   April 30, 1996   or
                                       ------------------

- -----   Transition report pursuant to Section 13 or 15(d) of the Securities
        Exchange Act of 1934.

        For the transition period from _______________ to _______________

        Commission file number 1-4615
                               ------



                            HOWELL INDUSTRIES, INC.
- ------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


           MICHIGAN                                            38-0479830
- ------------------------------------------------------------------------------
(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                            Identification No.)


     17515 West Nine Mile Road, Suite 650, Southfield, Michigan     48075
- ------------------------------------------------------------------------------
  (Address of principal executive offices)                        (Zip Code)


Registrant's telephone number, including area code:        (810)  424-8220
                                                     -------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                       Yes __ x __    No _______

Number of shares of common stock outstanding at April 30, 1996:  622,738






                                      (1)


                        Part I - Financial Information

                            HOWELL INDUSTRIES, INC.

                           (A Michigan Corporation)

                             SOUTHFIELD, MICHIGAN

                          CONSOLIDATED BALANCE SHEETS


                                    ASSETS


                                                  April 30, 1996        July 31, 1995
                                                    (Unaudited)             (Note)
                                                  --------------        -------------
CURRENT ASSETS:

  Cash and cash equivalents                        $   316,357          $ 2,979,374
  Marketable securities, at cost                           -0-              850,066
  Accounts receivable, net                          18,826,713            7,789,257
  Cost of unbilled dies                                390,830              271,036
  Inventories (last in-first out):
    Raw materials                                    1,892,235            1,208,602
    Work in process                                  2,717,009            1,118,555
    Finished goods                                   1,654,168            2,965,141
                                                   -----------          -----------
  Total inventories                                  6,263,412            5,292,298



  Prepaid expenses                                     549,263              746,051
  Deferred tax asset - current                           4,000                4,000
                                                   -----------          -----------


TOTAL CURRENT ASSETS                                26,350,575           17,932,082

PROPERTY, PLANT AND EQUIPMENT-(At cost,              7,487,040            7,613,899
  less accumulated depreciation of                 -----------          -----------
  $14,855,227 and $13,920,608 at
  04/30/96 and 7/31/95 respectively)


               TOTAL                               $33,837,615          $25,545,981
                                                   ===========          ===========

Note: The balance sheet at July 31, 1995 has been taken from the audited financial statements at that date, and condensed.



                                      (2)


                            HOWELL INDUSTRIES, INC.

                           (A Michigan Corporation)

                             SOUTHFIELD, MICHIGAN

                          CONSOLIDATED BALANCE SHEETS


                   LIABILITIES AND SHAREHOLDERS' INVESTMENT


                                                 April 30, 1996         July 31, 1995
                                                   (Unaudited)              (Note)
                                                 --------------         -------------
CURRENT LIABILITIES:

  Accounts payable                                 $ 9,864,341          $ 3,420,655
  Accrued expenses                                   2,812,252            1,876,828
  Taxes on income                                       89,546               30,199
  Restructuring costs                                   96,118               97,855
                                                   -----------          -----------

TOTAL CURRENT LIABILITIES                           12,862,257            5,425,537

OTHER (Includes restructuring costs
         of $119,599.)                               1,092,165              906,045

DEFERRED FEDERAL TAXES ON INCOME                       106,000              106,000

SHAREHOLDERS' INVESTMENT:

  Common stock, no par value:
    Authorized 2,500,000 shares,
    issued and outstanding,
    622,738 shares at 04/30/96
    and at 7/31/95.                                    593,584              593,584

  Retained earnings                                 19,183,609           18,514,815
                                                   -----------          -----------

TOTAL SHAREHOLDERS' INVESTMENT                      19,777,193           19,108,399
                                                   -----------          -----------

               TOTAL                               $33,837,615          $25,545,981
                                                   ===========          ===========

Note: The balance sheet at July 31, 1995 has been taken from the audited financial statements at that date, and condensed.



                                      (3)


                            HOWELL INDUSTRIES, INC.

                 CONSOLIDATED STATEMENTS OF RETAINED EARNINGS

                                                     For The                 For The
                                                Nine Months Ended           Year Ended
                                                  April 30, 1996          July 31, 1995
                                                   (Unaudited)              (Audited)
                                                -----------------         -------------

Balance, beginning                                 $18,514,815            $24,670,564

Add:

  Net profit for the period                          1,135,847              1,556,818
                                                   -----------            -----------
                                                    19,650,662             26,227,382

Deduct:

  Cash dividend                                        467,053                683,238
  Retirement of Common Stock                             -0-                7,029,329

Balance, ending                                    $19,183,609            $18,514,815
                                                   ===========            ===========



                                      (4)


                            HOWELL INDUSTRIES, INC.

              CONSOLIDATED STATEMENTS OF NET EARNINGS (UNAUDITED)


                                 For the Nine Months            For the Three Months
                                        Ended                          Ended
                                 -------------------            --------------------
                              April 30,        April 30,      April 30,        April 30,
                                1996             1995           1996             1995
                              ---------        ---------      ---------        ---------
Net Sales                   $ 60,026,644    $ 47,860,639    $ 25,871,817    $ 15,929,143

Cost of Goods Sold            54,748,102      43,238,277      23,460,502      14,565,643

Restructuring Costs                  -0-        (300,000)            -0-             -0-

Selling, General and
  Administrative Expenses      3,556,558       3,362,057       1,267,433       1,110,562
                            ------------    ------------    ------------    ------------

Income From Operations         1,721,984       1,560,305       1,143,882         252,938

Other Income (Expense)
  Interest Income                   (188)         (2,488)           (188)         (2,488)
  Net Other Income                19,051         474,968        (336,515)        143,867
                            ------------    ------------    ------------    ------------

Earnings Before Income
  Taxes                        1,740,847       2,032,785         807,179         394,317

Taxes on Income                  605,000         748,000         284,000         163,000
                            ------------    ------------    ------------    ------------

Net Earnings                $  1,135,847    $  1,284,785    $    523,179    $    231,317
                            ============    ============    ============    ============

Earnings Per Share          $       1.82    $       1.77    $        .84    $        .37
                            ============    ============    ============    ============

Average Number of Shares
  Outstanding During the
  Period                         622,738         712,269         622,738         622,738

Dividends Per Share                  .75             .75             .25             .25

The unaudited consolidated financial statements of Howell Industries, Inc. for the nine months ended April 30, 1996 and 1995 reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results of operations for the interim periods. The operating results for the nine months ended April 30 are not necessarily indicative of results of operations for an entire year.

See notes to interim financial statements.




                                      (5)


                            HOWELL INDUSTRIES, INC.

               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                  For the Nine       For the Nine
                                                  Months Ended       Months Ended
                                                 April 30, 1996     April 30, 1995
                                                 --------------     --------------
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net Earnings                                    $  1,135,847      $  1,284,785

  Adjustments to reconcile net earnings
    to net cash provided by operating
    activities:
    Depreciation and amortization                    1,131,390           906,390
    Other - reserves                                   186,120           (69,193)

  Change in operating assets and liabilities:

    Accounts receivable                            (11,037,456)       (2,561,456)
    Cost of unbilled dies                             (119,794)       (3,891,077)
    Inventories                                       (971,114)        1,631,310
    Prepaid expenses                                   196,788          (305,157)
    Accounts payable and accrued expenses            7,379,110         3,152,916
    Taxes on income                                     59,347            55,268
    Restructuring costs                                 (1,737)         (983,677)
                                                  ------------      ------------
      NET CASH PROVIDED BY (USED IN)
        OPERATING ACTIVITIES                        (2,041,499)         (779,891)

CASH FLOWS FROM INVESTING ACTIVITIES:

  Proceeds from sale or purchases
   of marketable securities                            850,066         1,643,933
  Proceeds from sale of equipment                       91,740            39,921
  Capital expenditures                              (1,096,271)       (2,482,238)
                                                  ------------      ------------
    NET CASH PROCEEDS FROM (USED IN)
      INVESTING ACTIVITIES                            (154,465)         (798,384)

CASH FLOWS FROM FINANCING ACTIVITIES:

  Dividends paid                                      (467,053)         (527,553)
  Purchase of stock                                        -0-        (7,260,000)


    NET CASH PROCEEDS FROM (USED IN)
      FINANCING ACTIVITIES:                           (467,053)       (7,787,553)

INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                       (2,663,017)       (9,365,828)

CASH AND CASH EQUIVALENTS AT BEGINNING OF
  PERIOD                                             2,979,374         9,661,018
                                                  ------------      ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD        $    316,357      $    295,190
                                                  ============      ============

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




                                      (7)

                            HOWELL INDUSTRIES, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS

               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

The increase in earnings for the third quarter ended April 30, 1996 as compared to the second quarter ended January 31, 1996 and third quarter ended April 30, 1995 was primarily attributable to higher sales volume. The Company increased its reserve for environmental matters during the quarter ended April 30, 1996 by $375,000 in anticipation of a settlement of litigation relating to its former plant site.

Net earnings for the nine months ended April 30, 1996 were approximately the same as April 30, 1995, without the recapture of $300,000 of plant consolidation costs during the quarter ended January 31, 1995. Earnings continued to be adversely affected by operating inefficiencies at the Masury plant.

The increase in accounts receivable at April 30, 1996 compared to July 31, 1995 is primarily due to the increase in sales of parts and dies shipped during March and April, 1996.




                          PART II - OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K.

No Form 8-K was filed during the quarter.



                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.

                                              HOWELL INDUSTRIES, INC.
                                      ---------------------------------------
                                              (Registrant)



                                      By:   /s/ Morton Schiff
                                            ---------------------------------
                                            Morton Schiff
                                            President and Principal Financial
                                               Officer


Date: May 29, 1996
      ------------








                                      (8)