Form 10-K405
period 1996-07-31
HOWELL INDUSTRIES INC
filed 1996-10-29
CIK 48824

FORM 10-K

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

(Mark one)
    (X)        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                      For fiscal year ended July 31, 1996
                                      or
    ( )       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission file number 1-4615
                                                ------

                            HOWELL INDUSTRIES, INC.
                            -----------------------
            (Exact name of Registrant as specified in its charter)

           Michigan                                       38-0479830
          ---------                                       ----------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                     Identification No.)


      17515 West Nine Mile Road,
     Suite 650, Southfield, Michigan                         48075
     -------------------------------                       --------
    (Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code     (810) 424-8220
                                                      ---------------

Securities registered pursuant to Section 12(b) of the Act:

                                                       Name of each exchange
           Title of each class                           on which registered
           -------------------                         ---------------------

       Common stock, no par value                    American Stock Exchange
       --------------------------                    -----------------------

Securities registered pursuant to Section 12(g) of the Act:       NONE
                                                                  ----
                                                            (Title of class)

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes_ X_ No___ .

                                                                    Year ended
Form 10-K                    HOWELL INDUSTRIES, INC.             July 31, 1996



        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

        The aggregate market value of the Registrant's voting stock held by non-affiliates of the Registrant as of October 18, 1996, computed by reference to the closing price on the American Stock Exchange on such date, was $11,543,565.

        The number of outstanding shares of the Registrant's common stock as of October 18, 1996 was 622,738.


                      DOCUMENTS INCORPORATED BY REFERENCE

        The following documents (or portions thereof) have been incorporated by reference in this Annual Report on Form 10-K: the Proxy Statement for the 1996 Annual Meeting of Shareholders (Part III) and the 1996 Annual Report to Shareholders (Part II).


                                    PART I
                                    ------

Item 1.        Business
-------        --------

        Howell Industries, Inc., a Michigan corporation (the "Company"), organized on July 9, 1934, is engaged in one industry segment, the original manufacture of structural components for the automotive industry.


Products.

        The Company's principal products are steel automotive and truck structural supports and other stampings and assemblies. The products manufactured by the Company and the sales and profitability of individual products vary from year to year in accordance with the requirements of vehicle manufacturing demand. For the fiscal years ended July 31, 1994, July 31, 1995 and July 31, 1996, structural components accounted for 97%, 99% and 100%, respectively, of the Company's total sales.

                                                                    Year ended
Form 10-K                    HOWELL INDUSTRIES, INC.             July 31, 1996



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


Customers and Methods of Distribution. For the fiscal year ended July 31, 1996, sales to Chrysler Corporation and Ford Motor Company amounted to approximately 57% and 41% of total sales, respectively. The Company ships primarily by commercial carrier to its customers.


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


Raw Materials. The Company's primary raw material in the manufacture of structural components is steel. Although steel is available in an adequate supply, a significant increase in the price of this raw material could affect operating results adversely. The Company also uses rubber and miscellaneous other supplies, which are readily available in an adequate supply.


Employees. The Company employs about 500 persons, of whom about 408 are factory production employees and about 92 are in office, executive, supervisory or administrative positions. All factory employees are covered by union contracts.

                                                                    Year ended
Form 10-K                    HOWELL INDUSTRIES, INC.             July 31, 1996



Item 2.        Properties
-------        ----------

        The following is a brief description of the plant and properties owned and leased by the Company.

        Southfield, Michigan - The Company leases its executive and administrative office facilities located at 17515 West Nine Mile Road, Suite 650, Southfield, Michigan. These offices contain approximately 8,092 square feet of floor space in a modern office building. The lease is at an annual rental of $99,480 and terminates on December 31, 1996.

        Masury, Ohio - The Company owns a plant in Masury, Ohio located on approximately 6.5 acres. The plant consists of approximately 150,000 square feet of floor space, all constructed since 1965. The plant is used for the manufacture of underbody plate parts, suspension control arms and other structural supports. The approximate average percentage utilization on a three shift basis during the fiscal year was 80%. The Company leases an additional 44,000 square feet of manufacturing space at an annual rental of $78,000 and the lease terminates on March 14, 1997. The approximate average percentage utilization for this additional space on a one shift basis during the fiscal year was 90%.

        Lapeer, Michigan - The Company owns a plant in Lapeer, Michigan located on approximately 10 acres of land in two parcels. The plant is used for the manufacture of miscellaneous steel stampings and has approximately 85,000 square feet of floor space. The approximate average percentage utilization on a one shift basis during the fiscal year was 70%.

        Warren, Michigan - The Company leases a facility at 3161 E. Nine Mile Road, Warren, Michigan. The facility is used primarily in connection with the Company's manufacture and repair of dies for automobile parts. The facility consists of approximately 4,250 square feet. The annual rental is $36,000.

        All real and personal property of the Company is deemed by the Company to be in satisfactory condition for the operation of its business.


Item 3.        Legal Proceedings
-------        -----------------

        In June, 1994, Wilkie Brothers Conveyors, Inc. filed a civil action against the Company in the Michigan Circuit Court for the County of St. Clair (No. 94-001603) to recover past and future response costs and for declaratory relief in connection with alleged environmental contamination at a plant formerly owned by the Company in Marysville, Michigan. The

                                                                    Year ended
Form 10-K                    HOWELL INDUSTRIES, INC.             July 31, 1996



Company sold the plant to the plaintiff in 1984. In September, 1995, the City of Marysville filed a civil action against the Company and Wilkie Brothers Conveyors, Inc. in the Michigan Circuit Court for the County of St. Clair (No. 95-002693) to require the Company and Wilkie Brothers to take certain clean-up and remediation actions in connection with the contamination at the plant. In 1996, the Company agreed to pay $575,000 in settlement of the litigation relating to this facility, subject to government approvals.

        The Company is also involved in various ordinary routine litigation incidental to its business, which in the opinion of management is not deemed to be material.


Item 4.        Submission of Matters to
------         a Vote of Security Holders
               --------------------------

        None.




                                    PART II
                                    -------


Item 5.        Market For The Registrant's Common
-------        Stock and Related Security Matters
               ----------------------------------
        Incorporated by reference pursuant to Rule 12b-23 from "Common Stock Prices," page 2 of the Registrant's 1996 Annual Report to Shareholders, which section is hereby incorporated into this Form 10-K.




Item 6.        Selected Financial Data
-------        -----------------------

        Incorporated by reference pursuant to Rule 12b-23 from "Selected Financial Data," page 14 of the Registrant's 1996 Annual Report to Shareholders, which section is hereby incorporated into this Form 10-K.

                                                                    Year ended
Form 10-K                    HOWELL INDUSTRIES, INC.             July 31, 1996




Item 7.        Management's Discussion and Analysis of
-------        Financial Condition and Results of Operations
               ---------------------------------------------

        Incorporated by reference pursuant to Rule 12b-23 from "Management's Discussion and Analysis of Financial Condition and Results of Operations," page 15 of the Registrant's 1996 Annual Report to Shareholders, which section is hereby incorporated into this Form 10-K.


Item 8.        Financial Statements and Supplementary Data
-------        -------------------------------------------

        Partially incorporated by reference pursuant to Rule 12b-23 from pages 4-13 and page 14 of the Registrant's 1996 Annual Report to Shareholders, which pages are hereby incorporated into this Form 10-K. The Independent Auditor's signed report appears on page 13 of the Annual Report attached to originally executed copies of this Form 10-K.


Item 9.        Changes in and Disagreements with
-------        Accountants on Accounting and Financial Disclosure
               --------------------------------------------------

               Not applicable.



                                   PART III
                                   --------


Item 10.       Directors and Executive
--------       Officers of the Registrant
               --------------------------

        Partially incorporated by reference pursuant to Rule 12b-23 from pages 2-3 of the Registrant's 1996 Proxy Statement furnished in connection with the 1996 Annual Meeting of Shareholders. All officers serve at the discretion of the Board of Directors.


        NAME           AGE              POSITION
        ----           ---              --------

Morton I. Schiff       62    President, Chief Executive Officer and Treasurer

Ronald Sakuta (1)      60    Former Vice President and Chief Operating Officer

                                                                    Year ended
Form 10-K                    HOWELL INDUSTRIES, INC.             July 31, 1996

        NAME           AGE              POSITION
        ----           ---              --------

Mark Duddles (2)       44    Vice President, Manufacturing

Dean McLeod (3)        43    Vice President, Sales


        (1) Mr. Sakuta resigned from his employment with the Company effective March 1, 1996.


        (2) Mr. Duddles has served as Vice President, Manufacturing since March, 1996. From 1992 to March, 1996, Mr. Duddles served as Corporate Quality Director. Between 1991 and 1992, Mr. Duddles served as Plant Manager of the Company's Lapeer, Michigan plant. Mr. Duddles began his employment with the Company in 1989 as Quality Manager.

        (3) Mr. McLeod has served as Vice President, Sales since March, 1996. Mr. McLeod began his employment with the Company in May, 1989 as Ford Account Manager. In 1991, he became Sales Manager, while retaining his position as Ford Account Manager, until his most recent promotion in March, 1996.

        Additional information concerning the Company's executive officers is incorporated by reference from pages 3-5 of the Registrant's 1996 Proxy Statement furnished in connection with the 1996 Annual Meeting of Shareholders.


Item 11.       Executive Compensation
--------       ----------------------

        Incorporated by reference pursuant to Rule 12b-23 from pages 3-5 of the Registrant's 1996 Proxy Statement furnished in connection with the 1996 Annual Meeting of Shareholders.


Item 12.       Security Ownership of Certain
--------       Beneficial Owners and Management
               --------------------------------

        Incorporated by reference pursuant to Rule 12b-23 from pages 1-2 of the Registrant's 1996 Proxy Statement furnished in connection with the Registrant's 1996 Annual Meeting of Shareholders.

                                                                    Year ended
Form 10-K                    HOWELL INDUSTRIES, INC.             July 31, 1996



Item 13.       Certain Relationships and Related Transactions
--------       ----------------------------------------------

        Incorporated by reference pursuant to Rule 12b-23 from page 7 of the Registrant's 1996 Proxy Statement furnished in connection with the Registrant's 1996 Annual Meeting of Shareholders.



                                    PART IV
                                    -------


Item 14.       Exhibits, Financial Statement Schedules,
--------       and Reports on Form 8-K
               ----------------------------------------

        14(a)(1)      Financial Statements

               All financial statements are incorporated by reference from the Registrant's Annual Report to Shareholders.

               Independent Auditors' Report of Deloitte & Touche LLP Balance Sheets as of July 31, 1996 and July 31, 1995 Statements of Operations for the years ended July 31, 1996,
                July 31, 1995 and July 31, 1994
               Statements of Cash Flows for the years ended July 31, 1996,
                July 31, 1995 and July 31, 1994
               Statements of Shareholders' Investment for the years ended
                July 31, 1996, July 31, 1995 and July 31, 1994
               Notes to Financial Statements for the years ended July 31,
                1996, July 31, 1995 and July 31, 1994

        14(a)(2)    Financial Statement Schedules

               Schedules are omitted because of the absence of the conditions under which they are required or because the information called for is included in financial statements or notes thereto.

                                                                    Year ended
Form 10-K                    HOWELL INDUSTRIES, INC.             July 31, 1996



        14(a)(3)      Exhibits

               Each management contract or compensatory plan or arrangement filed as an exhibit to this Report is identified in the following list with an asterisk before the exhibit number.

               (3)(a) Restated Articles of Incorporation, as amended to date, incorporated by reference from Exhibit (3)(a) of the Registrant's Annual Report on Form 10-K for the year ended July 31, 1995.

               (3)(b) By-laws, as amended to date, incorporated by reference from Exhibit (3)(b) of Registrant's Form 10-Q for the quarter ended April 30, 1993.

               (10)       Material contracts:

                       * (i) Executive Employment Agreement for Morton I. Schiff, dated August 18, 1994, incorporated by reference from Exhibit 10(i) to the Registrant's Annual Report on Form 10-K for the year ended July 31, 1994.

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

                       * (iv) Indemnification Agreement for Morton I. Schiff, dated July 19, 1993, incorporated by reference from
                          Exhibit 10(iii) to the Registrant's Annual Report on Form 10-K for the year ended July 31, 1993.

                          (v) Stock Purchase Agreement, dated September 22, 1994, between NBD Bank, N.A., as Co-Trustee, and Howell Industries, Inc., incorporated by reference from Exhibit 10(v) to the Registrant's Annual Report on Form 10-K for the year ended July 31, 1994.

                                                                    Year ended
Form 10-K                    HOWELL INDUSTRIES, INC.             July 31, 1996



                       * (vi) Howell Industries, Inc. Retirement Plan for Non-Employee Directors, incorporated by reference from Exhibit (10)(vi) to the Registrant's Annual Report on Form 10-K for the year ended July 31, 1995.

               (13) Annual report to Shareholders for the year ended July 31, 1996.

               (27)    Financial Data Schedule.

        14(b) The Company did not file any reports on Form 8-K during the last quarter of the fiscal year covered by this Report.

        14(d)(5)  Schedules
                  (Pages following the signature page of this Form 10-K)

                                                                    Year ended
Form 10-K                    HOWELL INDUSTRIES, INC.             July 31, 1996



                                          SIGNATURES

        Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on October 29, 1996.

                                    HOWELL INDUSTRIES, INC.
                                    (Registrant)


                                    By: /s/  Morton I. Schiff
                                        ----------------------------
                                        Morton I. Schiff, President,
                                         Chief Executive Officer
                                         and Treasurer


        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on October 29, 1996.

Signature                                   Capacity
---------                                   --------


/s/ Morton I. Schiff                       President, Chief Executive Officer,
-------------------------                  Treasurer and Director (principal
Morton I. Schiff                           executive, financial and accounting
                                           officer)


/s/ Richard H. Cummings                            Director
-------------------------
Richard H. Cummings


/s/ Alan E. Schwartz                               Director
-------------------------
Alan E. Schwartz

                                                                    Year ended
Form 10-K                    HOWELL INDUSTRIES, INC.             July 31, 1996


                               INDEX TO EXHIBITS


Each management contract or compensatory plan or arrangement filed as an exhibit to this Report is identified in the following list with an asterisk before the exhibit number.

Exhibit No.                                                                               Page
-----------                                                                               ----
        (3)(a)      Restated Articles of Incorporation,                                   -
                    as amended to date, incorporated by reference.

        (3)(b)      By-laws, as amended to date, incorporated                             -
                    by reference.

        (10)        Material Contracts:

                    *   (i)    Executive Employment Agreement of                          -
                               Morton I. Schiff, dated August 18, 1994,
                               incorporated by reference.

                    *   (ii)   Executive Employment Agreement of Ronald
                               Sakuta, dated August 18, 1994, incorporated by
                               reference.

                        (iii)  Indemnification Agreements for                             -
                               Alan E. Schwartz and Richard H.
                               Cummings, dated March 30, 1993, incorporated by
                               reference.

                    *   (iv)   Indemnification Agreement for                              -
                               Morton I. Schiff, dated July 19, 1993,
                               incorporated by reference.

                        (v)    Stock Purchase Agreement, dated                            -
                               September 22, 1994, between NBD Bank, N.A.
                               as Co-Trustee, and Howell Industries, Inc.,
                               incorporated by reference.

                    *   (vi)   Howell Industries, Inc. Retirement Plan for                -
                               Non-Employee Directors, incorporated by reference.

        (13)        Annual Report to Shareholders for the
                    year ended July 31, 1996.

        (27)        Financial Data Schedule.