Form 10-Q
period 1996-10-31
HOWELL INDUSTRIES INC
filed 1996-12-03
CIK 48824

SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C. 20549

                                   FORM 10-Q


(Mark One)

  X     Quarterly report pursuant to Section 13 or 15(d) of the Securities
-----   Exchange Act of 1934.

        For the quarterly period ended   October 31, 1996   or
                                       --------------------

        Transition report pursuant to Section 13 or 15(d) of the Securities
-----   Exchange Act of 1934.

        For the transition period from _______________ to _______________

        Commission file number  1-4615
                               --------



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

                           Yes __ x __     No _______

Number of shares of common stock outstanding at October 31, 1996:  622,738





                                      (1)

                        Part I - Financial Information

                            HOWELL INDUSTRIES, INC.

                           (A Michigan Corporation)

                             SOUTHFIELD, MICHIGAN

                          CONSOLIDATED BALANCE SHEETS

                                    ASSETS


                                                October 31, 1996       July 31, 1996
                                                   (Unaudited)             (Note)
                                                ----------------       -------------
CURRENT ASSETS:

  Cash and cash equivalents                        $ 3,589,085          $ 4,660,050
  Accounts receivable, net                          11,020,275            5,855,052
  Cost of unbilled dies                                395,982              708,486
  Inventories (last in-first out):
    Raw materials                                    1,150,788            1,737,051
    Work in process                                  1,785,104            2,417,602
    Finished goods                                   3,482,375            3,594,653
                                                   -----------          -----------
  Total inventories                                  6,418,267            7,749,306



  Prepaid expenses                                     826,729            1,472,434
  Deferred tax asset - current                          59,000               59,000
                                                   -----------          -----------


TOTAL CURRENT ASSETS                                22,309,338           20,504,328

PROPERTY, PLANT AND EQUIPMENT-(At cost,              8,151,580            7,769,521
  less accumulated depreciation of                 -----------          -----------
  $15,544,002 and $15,180,642 at
  10/31/96 and 7/31/96 respectively)


               TOTAL                               $30,460,918          $28,273,849
                                                   ===========          ===========

Note: The balance sheet at July 31, 1996 has been taken from the audited financial statements at that date, and condensed.



                                      (2)

                            HOWELL INDUSTRIES, INC.

                           (A Michigan Corporation)

                             SOUTHFIELD, MICHIGAN

                          CONSOLIDATED BALANCE SHEETS

                   LIABILITIES AND SHAREHOLDERS' INVESTMENT


                                                October 31, 1996      July 31, 1996
                                                   (Unaudited)            (Note)
                                                ----------------      -------------
CURRENT LIABILITIES:

  Accounts payable                                 $ 5,637,779          $ 5,620,751
  Accrued expenses                                   3,749,623            2,357,956
  Taxes on income                                      323,054               41,420
  Restructuring costs                                   46,118               46,118
                                                   -----------          -----------

TOTAL CURRENT LIABILITIES                            9,756,574            8,066,245

OTHER (Includes restructuring costs
       of $119,599.)                                 1,072,654            1,123,152

DEFERRED FEDERAL TAXES ON INCOME                       124,000              124,000

SHAREHOLDERS' INVESTMENT:

  Common stock, no par value:
    Authorized 2,500,000 shares,
    issued and outstanding,
    622,738 shares at 10/31/96
    and at 7/31/96.                                    593,584              593,584

  Retained earnings                                 18,914,106           18,366,868
                                                   -----------          -----------

TOTAL SHAREHOLDERS' INVESTMENT                      19,507,690           18,960,452
                                                   -----------          -----------

               TOTAL                               $30,460,918          $28,273,849
               -----                               ===========          ===========


Note: The balance sheet at July 31, 1996 has been taken from the audited financial statements at that date, and condensed.






                                      (3)

                            HOWELL INDUSTRIES, INC.

                 CONSOLIDATED STATEMENTS OF RETAINED EARNINGS


                                                    For The                 For The
                                              Three Months Ended           Year Ended
                                               October 31, 1996          July 31, 1996
                                                 (Unaudited)               (Audited)
                                              ------------------         -------------
Balance, beginning                                 $18,366,868            $18,514,815

Add:

  Net profit for the period                            702,922                474,791
                                                   -----------            -----------
                                                    19,069,790             18,989,606

Deduct:

  Cash dividend                                        155,684                622,738
                                                   -----------            -----------


Balance, ending                                    $18,914,106            $18,366,868
                                                   ===========            ===========





                                      (4)


                            HOWELL INDUSTRIES, INC.

              CONSOLIDATED STATEMENTS OF NET EARNINGS (UNAUDITED)


                          For the Three Months Ended


                                            October 31, 1996                    October 31, 1995
                                            ----------------                    ----------------
Net Sales                                    $  25,196,745                       $ 16,660,990
Cost of Goods Sold                              22,902,282                         15,252,109
Selling, General and
  Administrative Expenses                        1,287,100                          1,057,568
                                             -------------                       ------------
Income From Operations                           1,007,363                            351,313
Other Income (Expense)
  Net Other Income                                  68,559                            118,884
                                             -------------                       ------------
Earnings Before Income
  Taxes                                          1,075,922                            470,197
Taxes on Income                                    373,000                            159,000
                                             -------------                       ------------
Net Earnings                                 $     702,922                       $    311,197
                                             =============                       ============
Earnings Per Share                                    1.13                                .50
Average Number of Shares
  Outstanding During the
  Period                                           622,738                            622,738
Dividends Per Share                                    .25                                .25



The unaudited consolidated financial statements of Howell Industries, Inc. for the three months ended October 31, 1996 and 1995 reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results of operations for the interim periods. The operating results for the three months ended October 31 are not necessarily indicative of results of operations for an entire year.



                                      (5)


                            HOWELL INDUSTRIES, INC.

               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                       For the Three        For the Three
                                                       Months Ended          Months Ended
                                                     October 31, 1996      October 31, 1995
                                                     ----------------      ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net Earnings                                          $   702,922         $   311,197

  Adjustments to reconcile net earnings
    to net cash provided by operating
    activities:
    Depreciation and amortization                           384,810             377,130
    Other - reserves                                        (50,498)            (36,725)

  Change in operating assets and liabilities:

    Accounts receivable                                  (5,165,223)            706,967
    Cost of unbilled dies                                   312,504            (352,046)
    Inventories                                           1,331,039            (632,054)
    Prepaid expenses                                        645,705             250,600
    Accounts payable and accrued expenses                 1,408,693           1,001,463
    Taxes on income                                         281,634             153,526
    Restructuring costs                                         -0-                (903)
                                                        -----------         -----------
      NET CASH PROVIDED BY (USED IN)
        OPERATING ACTIVITIES                               (148,414)          1,779,155

CASH FLOWS FROM INVESTING ACTIVITIES:

  Proceeds from sale of equipment                             7,182                 -0-
  Capital expenditures                                     (774,049)           (278,200)
                                                        -----------         -----------
    NET CASH PROCEEDS FROM (USED IN)
      INVESTING ACTIVITIES                                 (766,867)           (278,200)

CASH FLOWS FROM FINANCING ACTIVITIES:

  Dividends paid                                           (155,684)           (155,684)
                                                        -----------         -----------

    NET CASH PROCEEDS FROM (USED IN)
      FINANCING ACTIVITIES:                                (155,684)           (155,684)

INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                            (1,070,965)          1,345,271

CASH AND CASH EQUIVALENTS AT BEGINNING OF
  PERIOD                                                  4,660,050           2,979,374
                                                        -----------         -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD              $ 3,589,085         $ 4,324,645
                                                        ===========         ===========



                                      (6)

                            HOWELL INDUSTRIES, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS

               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


   RESULTS OF OPERATIONS

The increase in earnings for the fiscal quarter ended October 31, 1996 as compared to the quarter ended October 31, 1995 was primarily attributable to higher sales. The higher sales were generated mainly by parts supplied for production of a new vehicle line.

The increase in net earnings for the quarter ended October 31, 1996 as compared to the quarter ended July 31, 1996 was primarily attributable to higher sales and lower manufacturing overhead.

   GENERAL

The increase in accounts receivable was due to increased sales by the Company in October 1996.

On November 12, 1996 the Company announced that it had retained the investment firm of Roney & Co. to explore the possible sale or merger of the Company.





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

                                          HOWELL INDUSTRIES, INC.
                                    ---------------------------------------
                                          (Registrant)



                                    By:   /s/Morton Schiff
                                          ---------------------------------
                                          Morton Schiff
                                          President and Principal Financial
                                             Officer


Date: December 3, 1996
      ----------------




                                      (7)