Form 10-K/A
period 1996-07-31
HOWELL INDUSTRIES INC
filed 1997-01-13
CIK 48824

FORM 10-K/A

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                Amendment No. 1

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



                                       2






                                    PART II
                                    -------



                                       5





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


                                       6





                                                                    Year ended
Form 10-K                    HOWELL INDUSTRIES, INC.             July 31, 1996



                                          SIGNATURES

        Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on January 13, 1997.

                                    HOWELL INDUSTRIES, INC.
                                    (Registrant)


                                    By: /s/  Morton I. Schiff
                                        ----------------------------
                                        Morton I. Schiff, President,
                                         Chief Executive Officer
                                         and Treasurer





Balance Sheets
As of July 31, 1996 and 1995

                                                              1996            1995
Assets
Current Assets:
   Cash and cash equivalents (including interest
     bearing instruments of $3,986,484 in 1996
     and $2,465,471 in 1995)                              $  4,660,050    $ 2,979,374
   Marketable securities, at cost (approximates market)              0        850,066
   Accounts receivable                                       5,855,052      7,789,259
   Unbilled die costs                                          812,055        296,113
   Inventories (Note 2):
     Work in process and finished goods                      6,757,359      3,889,090
     Raw materials                                             888,378      1,378,131
        Total                                                7,645,737      5,267,221
   Prepaid expenses and other assets                         1,472,434        746,051
   Deferred tax asset - current (Note 3)                        59,000          4,000
        Total current assets                                20,504,328     17,932,084
Property, Plant and Equipment:
   Land                                                         76,200         76,200
   Buildings and improvements                                3,528,518      3,384,684
   Machinery and equipment                                  19,345,445     18,073,621
        Total                                               22,950,163     21,534,505
   Less accumulated depreciation                            15,180,642     13,920,608
        Net property, plant and equipment                    7,769,521      7,613,897
Total Assets                                              $ 28,273,849    $25,545,981

See notes to financial statements.



                                       4



                                                             1996           1995
Liabilities and Shareholders' Investment
Current Liabilities:
   Accounts payable                                      $  5,620,751    $ 3,420,655
   Accrued wages and benefits                               1,199,819        769,973
   Accrued expenses                                           504,039        597,671
   Accrued insurance                                          372,738        376,660
   Taxes on income                                             41,420         30,199
        Total current liabilities                           7,738,767      5,195,158
Other Long-Term Liabilities (Notes 7, 9 and 10)             1,450,630      1,136,424
Deferred Tax Liability - Noncurrent (Note 3)                  124,000        106,000

Shareholders' Investment:
   Preferred stock, $1 par value; 250,000 shares
     authorized, none outstanding
   Common stock, no par value;
     authorized 2,500,000 shares;
     622,738 shares outstanding as of
     July 31, 1996 and 1995
     (Note 11)                                                593,584        593,584
   Retained earnings                                       18,366,868     18,514,815
        Total shareholders' investment                     18,960,452     19,108,399
Total Liabilities and Shareholders' Investment           $ 28,273,849    $25,545,981

See notes to financial statements.



Statements of Operations
Years Ended July 31, 1996, 1995 and 1994

                                                             1996          1995          1994
Net Sales (Note 8)                                        $79,211,000   $62,635,405   $63,004,461
Cost and Expenses:
   Cost of products sold, other than items listed below    72,356,066    55,856,885   53,667,625
   Depreciation                                             1,435,354     1,231,295    1,103,032
   Pension expense (Note 4)                                   266,594       311,896      183,926
   Selling and administrative expenses                      4,445,464     4,121,134    4,056,140
   Provision for plant consolidation (Note 9)                       0      (800,000)   1,900,000
        Total cost and expenses                            78,503,478    60,721,210   60,910,723
        Operating earnings                                    707,522     1,914,195    2,093,738
   Interest income - net                                      121,173       285,010      495,275
   Other income                                               (86,904)       77,613      101,939
Earnings Before Income Taxes                                  741,791     2,276,818    2,690,952
Taxes on Income (Note 3)                                     (267,000)     (720,000)    (882,000)
Earnings after Income Taxes, before Cumulative Effect of
 Change in Method of Accounting for Income Taxes              474,791     1,556,818    1,808,952
Cumulative Effect of Change in Method of Accounting for
 Income Taxes (Note 1)                                                                   240,000
Net Earnings                                              $   474,791   $ 1,556,818   $2,048,952

Earnings per Share after Income Taxes,
  before Cumulative Effect of Change in
  Method of Accounting for Income Taxes                   $       .76   $      2.21   $     2.09
Earnings per Share on Cumulative Effect of
  Change in Method of Accounting for Income Taxes                                            .28
Net Earnings per Common Share                             $       .76   $      2.21   $     2.37
Average Common Shares Outstanding                             622,738       704,443      864,738

See notes to financial statements.



Statements of Cash Flows
Years Ended July 31, 1996, 1995 and 1994

                                                               1996          1995          1994
Cash Flows from Operating Activities:
   Earnings after income taxes, before
    cumulative effect of change in method of
    accounting for income taxes                             $   474,791     $ 1,556,818   $ 1,808,952
   Adjustments to reconcile net earnings to net cash
    provided by (used in) operating activities:
      Depreciation                                            1,435,354       1,231,295     1,103,032
      Gain on sale of equipment                                 (22,259)        (35,661)      (32,415)
      Provision for deferred taxes                              (37,000)        457,000      (794,000)
      Change in operating assets and liabilities:
        Accounts receivable                                   1,934,207        (497,596)   (1,032,401)
        Unbilled die costs                                     (515,942)       (227,112)      404,829
        Inventories                                          (2,378,516)      1,588,712    (1,102,691)
        Prepaid expenses                                       (726,383)         44,092      (160,925)
        Accounts payable and accrued expenses                 2,846,594      (1,311,493)    2,642,569
        Taxes on income                                          11,221        (199,258)      205,898
               Net cash provided by operating activities      3,022,067       2,606,797     3,042,848

Cash Flows from Investing Activities:
   Proceeds from sale of marketable securities                                              4,485,879
   Maturity of marketable securities                            850,066       2,044,968
   Proceeds from sale of equipment                              114,000          88,900        97,140
   Capital expenditures                                      (1,682,719)     (3,479,071)   (1,186,516)
               Net cash provided by (used in)
                investing activities                           (718,653)     (1,345,203)    3,396,503
Cash Flows from Financing Activities:
   Repurchase of stock                                                       (7,260,000)
   Dividends paid                                              (622,738)       (683,238)     (864,738)
               Net cash used in financing activities           (622,738)     (7,943,238)     (864,738)
Increase (Decrease) in Cash and Cash Equivalents              1,680,676      (6,681,644)    5,574,613

Cash and Cash Equivalents at Beginning of Year                2,979,374       9,661,018     4,086,405

Cash and Cash Equivalents at End of Year                    $ 4,660,050     $ 2,979,374   $ 9,661,018

See notes to financial statements.



Statements of Shareholders' Investment
Years Ended July 31, 1996, 1995 and 1994

                                        Common Stock Issued     Retained
                                          and Outstanding       Earnings
                                         Shares     Amount
Balance, August 1, 1993                 864,738    $824,255   $ 23,486,350
   Cash dividends ($1.00 per share)                               (864,738)
   Net earnings                                                  2,048,952
Balance, July 31, 1994                  864,738     824,255     24,670,564
   Cash dividends ($1.00 per share)                               (683,238)
   Net earnings                                                  1,556,818
   Repurchase of stock (Note 11)       (242,000)   (230,671)    (7,029,329)
Balance, July 31, 1995                  622,738     593,584     18,514,815
   Cash dividends ($1.00 per share)                               (622,738)
   Net earnings                                                    474,791
Balance, July 31, 1996                  622,738    $593,584   $ 18,366,868

See notes to financial statements.

Notes to Financial Statements
Years Ended July 31, 1996, 1995 and 1994

Note 1. Summary of Significant Accounting Policies
The following is a summary of significant accounting policies followed by Howell Industries, Inc. (the "Company") in the preparation of the financial statements.

Investments are classified as held-to-maturity based on the Company's intended use of the securities.

Inventories are stated at the lower of cost or market. The cost of raw material and the material content of work-in-process and finished goods is determined by the last-in, first-out method (lifo). The cost of the remaining components of inventory, approximately 47% and 36% as of July 31, 1996 and 1995, respectively, is determined by the first-in, first-out method (fifo).

Property, Plant, and Equipment are recorded at cost. The Company provides depreciation and amortization of plant and equipment by annual charges against earnings, generally on the straight-line method at rates based on the estimated useful lives of the respective depreciable assets. Estimated useful lives are generally as follows:

                                                                      Years
               Buildings and improvements                             10-25
               Machinery and equipment                                 5-25
               Automobiles and trucks                                   3-5

Taxes on Income - Effective August 1, 1993, the Company adopted on a prospective basis the provisions of Statement of Financial Accounting Standards (sfas) No. 109, "Accounting for Income Taxes," which requires an asset liability approach and reporting for income taxes. Deferred income tax assets and liabilities are recorded for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The effect of the adoption of this statement was to increase earnings by approximately $240,000, shown as a cumulative effect of an accounting change.



Statements of Cash Flows - For purposes of the statements of cash flows, the Company considers all highly liquid investments with an original maturity of three months or less from the date of purchase to be cash equivalents.

New Accounting Standards - In December 1991, the Financial Accounting Standards Board (the "fasb") issued sfas No. 107, "Disclosures about Fair Value of Financial Instruments." sfas No. 107 provides guidelines for disclosures of fair value information about financial instruments, both assets and liabilities recognized and not recognized in the statement of financial position. Additionally, sfas No. 119, "Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments," was issued in October 1994, and expands fair value disclosures for financial instruments. Both statements were adopted by the Company during the year ended July 31, 1996 and resulted in disclosure only impact on the financial statements.

sfas No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," issued in March 1995, requires long-lived assets and intangibles to be reviewed for impairment whenever events or circumstances indicate their carrying amount may not be recoverable. This treatment does not differ from that previously employed by the Company. This statement was adopted by the Company during the year ended July 31, 1996 and resulted in no financial statement impact.

The fasb also issued sfas No. 123, "Accounting for Stock-Based Compensation," which establishes a fair-value based method of accounting for stock-based compensation plans and sfas No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," which uses a financial components approach that focuses on control to determine the proper accounting for financial asset transfers. Neither statement is expected to have a significant impact on the financial statements upon adoption during the year ended July 31, 1997.

Use of Estimates in Preparation of Financial Statements - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Reclassifications have been made to the prior year financial statements to conform to the presentation in 1996.

Note 2. Inventories
On a supplemental basis, if all inventories had been valued on the fifo method, the inventory balance would have been higher by approximately $1,506,000 in 1996 and $1,936,000 in 1995.

Note 3. Taxes on Income
Taxes on income are comprised of the following:

     Year Ended July 31                   1996         1995         1994
     Current:
        Federal                         $ 304,000    $253,000     $1,510,000
        State and local                                10,000        166,000
     Deferred (credit) debit              (37,000)    457,000       (794,000)
     Total                              $ 267,000    $720,000     $  882,000

A reconciliation of the income tax provision to that which would result by applying the United States statutory tax rate (34%) to earnings before taxes follows:

     Year Ended July 31                    1996         1995         1994
     Tax based on statutory tax rate     $ 252,000    $774,000     $ 915,000
     Tax-exempt income                     (41,000)    (86,000)      (96,000)
     Tax deductible esop dividend          (26,000)    (30,000)      (33,000)
     State and local income taxes,
      net of federal income tax benefit                 (7,000)      110,000
     Other                                  82,000      69,000       (14,000)
     Taxes on income                     $ 267,000    $720,000     $ 882,000



Temporary differences and carryforwards which give rise to significant deferred tax assets and liabilities are:

     Year Ended July 31                                                   1996         1995
     Deferred tax assets:
        Reserves recorded for financial accounting purposes,
         not deductible for tax purposes until paid                     $459,000     $382,000
        Employee benefits and payroll related deferrals                  235,000      195,000
            Total deferred tax assets                                    694,000      577,000
        Current portion                                                   87,000       23,000
     Noncurrent portion - deferred tax assets                           $607,000     $554,000
     Deferred tax liabilities:
        Employee benefits and payroll related deferrals                 $ 60,000     $ 28,000
        Use of straight-line depreciation for book purposes
          and accelerated methods for tax purposes                       671,000      632,000
        Other                                                             28,000       19,000
            Total deferred tax liabilities                               759,000      679,000
        Current portion                                                   28,000       19,000
     Noncurrent portion - deferred tax liabilities                      $731,000     $660,000


Note 4. Employee Benefit Plans
The Company has three noncontributory defined benefit pension plans covering substantially all of its employees and an unfunded noncontributory defined contribution plan for certain officers. Benefits, which differ by plan, are based on years of service and/or the employee's five-year average compensation. The Company's funding policy, for its defined benefit plans, is to contribute annually an amount necessary to meet or exceed the Employee Retirement Income Security Act's (erisa) minimum funding standards.

As a result of the plant consolidation (see Note 9), in 1995 the Company recognized a curtailment in one of its pension plans. The curtailment approximated $80,000 and was accrued in 1994 as part of the plant consolidation reserve. This amount was reclassified in 1995 from plant consolidation reserve to net pension liability and is reflected in the funded status table below.

The components of net pension cost are as follows:

  Year Ended July 31                                      1996         1995         1994
  Defined benefit plans:
     Service cost - benefits earned during the year     $ 194,643    $192,459     $159,944
     Interest cost on projected benefit obligation        294,634     251,724      236,258
     Actual return on plan assets                        (322,177)   (372,711)     (54,517)
     Net amortization and deferral and other               62,910     194,711     (183,448)
         Total                                            230,010     266,183      158,237
  Defined contribution plan                                36,584      45,713       25,689
  Net pension costs                                     $ 266,594    $311,896     $183,926




The following table sets forth the funded status and amounts recognized in the balance sheets for the defined benefit plans:

                                                                     Assets       Accumulated
                                                                      Exceed        Benefits
                                                                    Accumulated      Exceed
                                                                     Benefits        Assets
July 31, 1996
Actuarial present value of benefit
 obligation:
        Vested benefit obligation                                   $1,154,165     $2,534,402
        Unvested benefit obligation                                     85,410        179,130
            Accumulated benefit obligation                           1,239,575      2,713,532
        Effect of future salary increases                              692,695
           Projected benefit obligation for services
            rendered to date                                         1,932,270      2,713,532
     Plan assets at fair value                                       2,153,554      2,162,481
     Contribution adjustment                                                           31,312
            Plan assets greater (less) than projected benefit
             obligation                                                221,284       (519,739)
     Items not recognized in earnings:
        Unrecognized net loss (gain)                                  (156,698)        48,316
        Prior service cost not yet recognized in net periodic
          pension                                                      150,096        398,426
        Unrecognized net (asset) obligation at July 31, 1996          (118,760)        97,619
        Adjustment required to recognize minimum liability                           (544,361)
     Net prepaid pension cost (pension liability) recognized in
       the balance sheet                                            $   95,922     $ (519,739)

                                                                      Assets       Accumulated
                                                                      Exceed        Benefits
                                                                    Accumulated      Exceed
                                                                     Benefits        Assets
     July 31, 1995
Actuarial present value of benefit
 obligation:
   Vested benefit obligation                                        $1,010,422     $2,086,999
   Unvested benefit obligation                                          77,729         89,494
       Accumulated benefit obligation                                1,088,151      2,176,493
   Effect of future salary increases                                   785,716
       Projected benefit obligation for services
        rendered to date                                             1,873,867      2,176,493
Plan assets at fair value                                            1,854,509      1,969,793
       Plan assets less than projected benefit obligation              (19,358)      (206,700)
Items not recognized in earnings:
   Unrecognized net loss (gain)                                         33,879        (47,381)
Prior service cost not yet recognized in net periodic pension          169,339        129,342
   Unrecognized net (asset) obligation at July 31, 1995               (143,502)       110,980
   Adjustment required to recognize minimum liability                                (192,941)
Net prepaid pension cost (pension liability) recognized
 in the balance sheet                                               $   40,358     $ (206,700)

The actuarial assumptions used in determining the present value of the projected benefit obligations are:

Year Ended July 31                        1996          1995           1994
Weighted average discount rate             7.6%          7.6%           7.5%
Increase in future compensation levels     5.0           5.0            5.0

The expected long-term rate of return on assets ranged from 7.50% to 7.25% in 1996, 1995 and 1994. Plan assets are invested in a portfolio of cash, income and equity securities and a diversified fund with guaranteed returns.

The Company also maintains an Employee Stock Ownership Plan (esop) and an Employee Savings Plan (401(k) plan) covering substantially all employees not covered by a collective bargaining agreement.

At July 31, 1996 and 1995, the esop owned 67,447 and 85,933 shares of common stock, respectively, all of which had been allocated to individual participants.

Contributions to the esop are authorized at the discretion of the Board of Directors. No contributions were charged to expense during 1996, 1995 or 1994. There were no amounts accrued at July 31, 1996, 1995 or 1994 for such contributions.

The Employee Savings Plan provides for participants to contribute up to 10% of their annual compensation each year. In addition, the Company contributes an amount equal to 25% of the first $1,000 contributed by the employee, plus $200. Company contributions amounted to approximately $25,400 in 1996, $24,200 in 1995, and $27,300 in 1994.

Note 5. Supplemental Cash Flows Disclosure
Cash paid for income taxes was $990,000 in 1996, $768,000 in 1995 and $1,495,000 in 1994.

Note 6. Line of Credit
In 1995, the Company converted its $2,000,000 unsecured line of credit into a $4,000,000 unsecured line of credit with a 5% compensating balance agreement. The Company did not borrow under either of these lines of credit in 1996, 1995 or 1994.

Note 7. Other Long-term Liabilities
Other long-term liabilities are comprised of the following at July 31:

                                                      1996           1995
     Reserve for plant consolidation (Note 9)     $  120,000     $  120,000
     Environmental reserve (Note 10)               1,003,552        706,045
     Other                                           327,078        310,379
     Total                                        $1,450,630     $1,136,424

Note 8. Segment Information and Certain Concentrations
The Company is an original equipment manufacturer of structural components for the automotive industry. Sales to the Company's major customers were $45,247,000 and $32,689,000 in 1996, $34,161,000 and $26,617,000 in 1995, and
$31,161,000 and $28,484,000 in 1994. Discontinuation of business with the Company's major customers could affect operating results adversely.

The Company's primary raw material in the manufacture of structural components is steel. Although steel is available in an adequate supply, a significant increase in the price of this raw material could affect operating results adversely.

Note 9. Plant Consolidation
In 1995, the Company substantially completed the consolidation of its manufacturing operations which resulted in moving the majority of production from the Lapeer, Michigan plant to the Masury, Ohio plant. The estimated costs of this process including severance pay, increased medical and other fringe benefits, increased pension costs due to a curtailment of one of the hourly pension plans, press moves and consulting fees, were accrued during the third quarter of 1994. Total expense of $1,900,000 was recorded (tax effect of $646,000). During 1995, $800,000 of these costs were returned to income after a determination that they would not be incurred. Approximately $765,000 was paid during 1995 primarily for severance pay and the press moves and $37,000 was paid during 1994 related to the consolidation of the manufacturing plants.

Note 10. Contingencies
At July 31, 1996, the Company had an accrued liability of approximately $1,004,000 relating to environmental matters. In one matter, the Company has been identified by a group of companies as a potentially responsible party related to a contaminated landfill along with numerous other potentially responsible parties. Although it is difficult to estimate the liability to the Company related to this matter, management believes that the amount accrued is reasonable based upon the information currently available and that eventual amounts paid for this matter will not have a materially adverse effect upon its financial condition.

The Company also is defendant in lawsuits brought in July 1994 by a purchaser of a plant site, previously owned by the Company, and in September 1995 by the city in which the plant was located, alleging that the site was contaminated. In 1996, the Company agreed to pay $575,000 in settlement of the litigation, subject to government approvals. Management has accrued for this settlement amount during the year ended July 31, 1996.




Note 11. Stock Repurchase
In fiscal 1995, the Company repurchased and retired 242,000 shares of common stock from certain major shareholders at a total cost of $7,260,000.

Note 12. Operating Leases
The Company rents its corporate headquarters and a warehouse under noncancelable operating leases. Total rent expense under these leases was $174,000 in 1996, $114,000 in 1995 and $92,000 in 1994. Aggregate minimum rental commitments under existing leases as of July 31, 1996 total $51,000 and are payable in the year ended July 31, 1997.

Note 13. Research and Development Expense
The Company performs research and development for the design of new products. Total research and development expense was $16,000 in 1996, $162,000 in 1995 and $142,000 in 1994.

Note 14. Fair Value of Financial Instruments
The carrying values of the Company's financial instruments, chiefly cash and cash equivalents, marketable securities, accounts receivable, prepaid expenses and other assets, accounts payable, accrued expenses and other long-term liabilities, approximated their fair values at July 31, 1996 and 1995, based on their short-term maturities.


Independent Auditors' Report


Shareholders and Board of Directors
Howell Industries, Inc.
Southfield, Michigan

We have audited the accompanying balance sheets of Howell Industries, Inc. as of July 31, 1996 and 1995, and the related statements of operations, shareholders' investment, and cash flows for each of the three years in the period ended July 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of Howell Industries, Inc. as of July 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended July 31, 1996, in conformity with generally accepted accounting principles.

As discussed in Note 1 to the financial statements, effective August 1, 1993 Howell Industries, Inc. changed its method of accounting for income taxes.



/s/ Deloitte & Touche, LLP
--------------------------
September 13, 1996
Detroit, Michigan

                           Selected Financial Data

Years ended July 31                     1996           1995           1994       1993        1992
Net sales                              $79,211,000  $62,635,405  $63,004,461  $45,385,637  $39,434,334
Cost of products sold                   72,356,066   55,856,885   53,667,625   38,165,826   32,781,437
Depreciation                             1,435,354    1,231,295    1,103,032    1,068,054    1,066,812
Provision for plant consolidation               --     (800,000)   1,900,000           --           --
Interest income                            121,393      287,498      496,286      573,632      845,923
Interest expense                               220        2,488        1,011       42,767           --
Taxes on income                            267,000      720,000      882,000      885,000      848,000
Earnings after income taxes, before
 cumulative effect of change in method
 of accounting for income taxes            474,791    1,556,818    1,808,952    2,220,915    2,032,387
Cumulative effect of change in method
 of accounting for income taxes                 --           --      240,000           --           --
Net earnings                               474,791    1,556,818    2,048,952    2,220,915    2,032,387
Earnings per share after income taxes,
 before cumulative effect of change in
 method of accounting for income taxes         .76         2.21         2.09         2.56         2.28
Earnings per share on cumulative effect
 of change in method of accounting for
 income taxes                                   --           --         0.28           --           --
Net earnings per common share                  .76         2.21         2.37         2.56         2.28
Total assets                            28,273,849   25,545,981   33,733,152   29,983,471   29,747,713
Dividends per share                           1.00         1.00         1.00         1.00         1.00

Quarterly Earnings Data
                                                 Quarter ended October 31,     Quarter ended January 31,
                                                        1995        1994         1996           1995
Net sales                                           $16,660,990  $17,465,568  $17,493,837  $14,465,928
Gross profit                                          1,408,881    1,772,373    1,458,346    1,486,489
Net earnings                                            311,197      574,221      301,471      479,247
Earnings per share                                         0.50         0.66         0.48         0.74
                                                 Quarter ended April 30,       Quarter ended July 31,
                                                        1996        1995         1996           1995
Net sales                                           $25,871,817  $15,929,143  $19,184,356  $14,774,766
Gross profit                                          2,411,315    1,363,501      252,662      995,805
Net earnings (loss)                                     523,179      231,317     (661,056)     272,033
Earnings (loss) per share                                  0.84         0.37        (1.06)        0.44




Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations 1996 versus 1995:
The Company reported net earnings of $474,791 ($.76 per share) for the year ended July 31, 1996 compared to net earnings of $1,556,818 ($2.21 per share) for the year ended July 31, 1995. The reduction in net earnings is primarily a result of continued manufacturing inefficiencies at the Company's Masury plant. The inefficiencies were related to the start-up of production of a new part, sustained high production levels and carrying large inventories. Additionally, net earnings for 1995 included $800,000 returned to income for the reversal of previously recorded restructuring costs. Net sales increased 27% over the prior year, from $62,635,405 for the year ended July 31, 1995 to $79,211,000 for the year ended July 31, 1996 chiefly due to production of two significant parts and continued strength of light duty trucks sales. The sales increase was accompanied by increased product costs, which rose from 89% of sales in 1995 to 91% of sales in 1996.

Selling and administrative expenses increased 8% during the year ended July
31, 1996 compared to the year ended July 31, 1995. The increase is due mainly to general salary increases and consulting fees incurred during fiscal 1996. Net interest income declined from $285,010 for the year ended July 31, 1995 to $121,173 for the year ended July 31, 1996 due to a concentration on short-term, liquid investments in 1996, resulting in lower returns. Additionally, other income declined from $77,613 at July 31, 1995 to ($86,904) at July 31, 1996. Settlement of litigation charges and lower prototype sales in 1996 versus 1995 were chiefly responsible for the decline over the prior year. Research and development costs decreased from $162,000 in 1995 to $16,000 in 1996, as the new part went into production in 1996. The decrease in research and development costs from 1995 to 1996 will not have a significant impact on future product development.

1995 versus 1994:
The decrease in net earnings in fiscal 1995 over 1994 was primarily the result of manufacturing inefficiencies at the Masury plant stemming from the consolidation efforts and increases in raw material costs, resulting in a 4% increase in cost of products sold as a percentage of net sales.

Interest income decreased in fiscal 1995 due to the lower average balance of investments during the year in comparison to fiscal 1994. Lower investments were maintained as the Company utilized funds to retire Company stock during the second quarter of 1995. Other income decreased due to additional charges for environmental matters. Additionally, plant consolidation reserves of $800,000 were reversed in fiscal 1995 due to the determination that $550,000 related to estimated workers' compensation claims and other amounts related to severance costs were unnecessary.


Liquidity and Capital Resources
During fiscal 1996, the Company provided cash from operating activities of $3,022,067, up 16% over 1995. The increase in cash from operating activities results from increases in depreciation and accounts payable and a decrease in accounts receivable net of increases in inventory over fiscal 1995. The Company has a $4,000,000 unsecured line of credit, converted from a $2,000,000 line of credit in fiscal 1995. No borrowings were made under these lines of credit in fiscal 1995 or 1996. The Company anticipates meeting its current demands with funds from operations.



