Form 10-Q/A
period 1996-10-31
HOWELL INDUSTRIES INC
filed 1997-01-13
CIK 48824

SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C. 20549

                                  FORM 10-Q/A
                               (Amendment No. 1)


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





                                      (1)

                        Part I - Financial Information

Item 1. Financial Statements.
------- ---------------------

                            HOWELL INDUSTRIES, INC.

                           (A Michigan Corporation)

                             SOUTHFIELD, MICHIGAN

                          CONSOLIDATED BALANCE SHEETS

                                    ASSETS


                                                October 31, 1996       July 31, 1996
                                                   (Unaudited)          (Unaudited)
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

                           (A Michigan Corporation)

                             SOUTHFIELD, MICHIGAN

                          CONSOLIDATED BALANCE SHEETS

                   LIABILITIES AND SHAREHOLDERS' INVESTMENT


                                                October 31, 1996      July 31, 1996
                                                   (Unaudited)          (Unaudited)
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
                                                        ===========         ===========



                                      (6)

Item 2. Management's Discussion and Analysis.
------- -------------------------------------


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





                          PART II - OTHER INFORMATION


Item 1. Legal Proceedings.
------- ------------------

There have been no changes in the legal proceedings of the Company regarding the environmental matters disclosed in the 1996 financial statements.


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


Date: January 13, 1997
      ----------------




                                      (7)