Form 10-Q
period 1997-01-31
HOWELL INDUSTRIES INC
filed 1997-03-05
CIK 48824

SECURITIES AND EXCHANGE COMMISSION

                           Washington, D. C. 20549

                                  FORM 10-Q


(Mark One)

  X     Quarterly report pursuant to Section 13 or 15(d) of the Securities
-----   Exchange Act of 1934.

        For the quarterly period ended January 31, 1997 or
                                       ----------------

----- Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

        For the transition period from______________to_____________________

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


       17515 West Nine Mile Road, Suite 650, Southfield, Michigan 48075
  -------------------------------------------------------------------------
             (Address of principal executive offices) (Zip Code)


Registrant's telephone number, including area code: (810)  424-8220
                                                     --------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes_X_   No____

Number of shares of common stock outstanding at January 31, 1997:
622,738



                                     (1)

                        Part I - Financial Information

Item 1.  Financial Statements.

                            HOWELL INDUSTRIES, INC.

                           (A Michigan Corporation)

                             SOUTHFIELD, MICHIGAN

                         CONSOLIDATED BALANCE SHEETS

                                    ASSETS



                                              January 31, 1997   July 31, 1996
                                              ----------------   -------------
                                                 (Unaudited)      (Unaudited)
CURRENT ASSETS:
  Cash and cash equivalents                        $ 3,986,911     $ 4,660,050
  Accounts receivable, net                           9,557,847       5,855,052
  Cost of unbilled dies                                808,243         708,486
  Inventories (last in-first out):
    Raw materials                                    1,570,651       1,737,051
    Work in process                                  1,792,904       2,417,602
    Finished goods                                   2,433,179       3,594,653
                                                   -----------     -----------
  Total inventories                                  5,796,734       7,749,306



  Prepaid expenses                                     991,903       1,472,434
  Deferred tax asset - current                          59,000          59,000
                                                   -----------     -----------


TOTAL CURRENT ASSETS                                21,200,638      20,504,328

PROPERTY, PLANT AND EQUIPMENT-(At cost,              8,527,686       7,769,521
  less accumulated depreciation of                 -----------     -----------
  $15,842,485 and $15,180,642 at
  1/31/97 and 7/31/96 respectively)


               TOTAL                               $29,728,324     $28,273,849
                                                   ===========     ===========

                                     (2)






                           HOWELL INDUSTRIES, INC.

                           (A Michigan Corporation)

                             SOUTHFIELD, MICHIGAN

                         CONSOLIDATED BALANCE SHEETS


                   LIABILITIES AND SHAREHOLDERS' INVESTMENT


                                      January 31, 1997    July 31, 1996
                                      ----------------    -------------
                                           (Unaudited)     (Unaudited)
CURRENT LIABILITIES:

  Accounts payable                       $  5,908,601      $  5,620,751
  Accrued expenses                          3,944,129         2,357,956
  Taxes on income                            (314,946)           41,420
  Restructuring costs                          46,118            46,118
                                         ------------      ------------

TOTAL CURRENT LIABILITIES                   9,583,902         8,066,245

OTHER (Includes restructuring costs
         of $119,599.)                        526,547         1,123,152

DEFERRED FEDERAL TAXES ON INCOME              124,000           124,000

SHAREHOLDERS' INVESTMENT:

  Common stock, no par value:
    Authorized 2,500,000 shares,
    issued and outstanding,
    622,738 shares at 1/31/97
    and at 7/31/96                            593,584           593,584

  Retained earnings                        18,900,291        18,366,868
                                         ------------      ------------

TOTAL SHAREHOLDERS' INVESTMENT             19,493,875        18,960,452
                                         ------------      ------------

               TOTAL                     $ 29,728,324      $ 28,273,849
                                         ============      ============

                                     (3)






                           HOWELL INDUSTRIES, INC.

                 CONSOLIDATED STATEMENTS OF RETAINED EARNINGS


                                     For The             For The
                                Six Months Ended        Year Ended
                                January 31, 1997      July 31, 1996
                                ----------------      -------------
                                  (Unaudited)          (Unaudited)
Balance, beginning                  $18,366,868        $18,514,815

Add:

  Net profit for the period             844,792            474,791
                                    -----------        -----------
                                     19,211,660         18,989,606
Deduct:

  Cash dividend                         311,369            622,738
                                    -----------        -----------
Balance, ending                     $18,900,291        $18,366,868
                                    ===========        ===========

                                     (4)





                           HOWELL INDUSTRIES, INC.

             CONSOLIDATED STATEMENTS OF NET EARNINGS (UNAUDITED)


                                 For the Six Months          For the Three Months
                                        Ended                       Ended
                              January 31,   January 31,   January 31,   January 31,
                                 1997          1996          1997          1996
                              -----------   -----------   -----------   -----------

Net Sales                     $48,088,528   $34,154,827   $22,891,783   $17,493,837

Cost of Goods Sold             44,489,505    31,287,600    21,587,223    16,035,491

Selling, General and
    Administrative Expenses     2,489,359     2,289,125     1,202,259     1,231,557
                              -----------   -----------   -----------   -----------

Income From Operations          1,109,664       578,102       102,301       226,789

Other Income (Expense)
    Net Other Income              190,128       355,566       121,569       236,682
                              -----------   -----------   -----------   -----------

Earnings Before Income
    Taxes                       1,299,792       933,668       223,870       463,471

Taxes on Income                   455,000       321,000        82,000       162,000
                              -----------   -----------   -----------   -----------

Net Earnings                  $   844,792   $   612,668   $   141,870   $   301,471
                              ===========   ===========   ===========   ===========

Earnings Per Share            $      1.36   $       .98   $       .23   $       .48
                              ===========   ===========   ===========   ===========


Average Number of Shares
    Outstanding During the
    Period                        622,738       622,738       622,738       622,738

Dividends Per Share                   .50           .50           .25           .25

The unaudited consolidated financial statements of Howell Industries, Inc. for the six months ended January 31, 1997 and 1996 reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results of operations for the interim periods. The operating results for the six months ended January 31 are not necessarily indicative of results of operations for an entire year.

                                     (5)







                           HOWELL INDUSTRIES, INC.

              CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                             For the Six           For the Six
                                             Months Ended          Months Ended
                                           January 31, 1997     January 31, 1996
                                           ----------------     ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Earning                                     $   844,792          $   612,668
Adjustments to reconcile net earnings to
    net cash provided by operating
     activities:
   Depreciation and amortization                    769,620              754,260
   Other - reserves                                (596,605)            (144,037)
Change in operating assets and liabilities:
   Accounts receivable                           (3,702,795)          (1,279,041)
   Cost of unbilled dies                            (99,757)          (1,275,776)
   Inventories                                    1,952,572           (1,190,923)
   Prepaid expenses                                 480,531              190,244
   Accounts payable and accrued expenses          1,874,023            2,413,201
   Taxes on income                                 (356,366)               5,527
   Restructuring costs                                  -0-               (1,737)
                                                -----------          -----------
      NET CASH PROVIDED BY (USED IN)              1,166,015               84,386
         OPERATING ACTIVITIES
CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sale or purchases of                   -0-              850,066
      marketable securities
   Proceeds from sale of equipment                   46,137               68,566
   Capital expenditures                          (1,573,922)            (869,650)
                                                -----------          -----------
      NET CASH PROCEEDS FROM (USED IN)
         INVESTING ACTIVITIES                    (1,527,785)              48,982
CASH FLOWS FROM FINANCING ACTIVITIES:
   Dividends paid                                  (311,369)            (311,369)
                                                -----------          -----------
      NET CASH PROCEEDS FROM (USED IN)
         FINANCING ACTIVITIES:                     (311,369)            (311,369)
INCREASE (DECREASE) IN CASH AND CASH
   EQUIVALENTS                                     (673,139)            (178,001)
CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                            4,660,050            2,979,374
                                                -----------          -----------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                $ 3,986,911          $ 2,801,373
                                                ===========          ===========

                                     (6)

                           HOWELL INDUSTRIES, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS

               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


    RESULTS OF OPERATIONS

The increase in earnings for the six months ended January 31, 1997 as compared to the six months ended January 31, 1996 was primarily attributable to higher sales. The higher sales were generated mainly by parts supplied for production of a new vehicle line which progressively increased in sales over a six-month period.

The decrease in net earnings for the quarter ended January 31, 1997 as compared to the quarters ended January 31, 1996 and October 31, 1996 was primarily attributable to higher manufacturing overhead in the Masury, Ohio plant and lower other income.

    GENERAL

The increase in accounts receivable was due to increased sales by the Company in January, 1997.

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

                                             HOWELL INDUSTRIES, INC.
                                             _______________________
                                                   (Registrant)



                                      By:   /s/Morton Schiff
                                           -----------------
                                            Morton Schiff
                                            President and Principal Financial
                                            Officer


Date: February 28, 1997


                                     (7)