Form 10-Q
period 1997-04-30
HOWELL INDUSTRIES INC
filed 1997-05-29
CIK 48824

SECURITIES AND EXCHANGE COMMISSION

                           Washington, D. C. 20549

                                  FORM 10-Q


(Mark One)

  X      Quarterly report pursuant to Section 13 or 15(d) of the Securities
-----    Exchange Act of 1934.

-----    For the quarterly period ended April 30, 1997 or

----- Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

-----    For the transition period from---------------- to -----------------

         Commission file number 1-4615
                                ------



                           HOWELL INDUSTRIES, INC.
            -------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


     MICHIGAN                                          38-0479830
  -----------------------------------------------------------------------
  (State or other jurisdiction of                (I.R.S. Employer
   incorporation or organization)             Identification No.)


     17515 West Nine Mile Road, Suite 650, Southfield, Michigan     48075
     --------------------------------------------------------------------
  (Address of principal executive offices)                  (Zip Code)


Registrant's telephone number, including area code:       (248)  424-8220
                                                   ----------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                            Yes  x     No
                                                ----      ----

Number of shares of common stock outstanding at April 30, 1997:  622,738

                                     (1)

                        Part I - Financial Information


Item 1.  Financial Statements.     HOWELL INDUSTRIES, INC.
                                   -----------------------

                                  (A Michigan Corporation)

                                    SOUTHFIELD, MICHIGAN
                                    --------------------

                                CONSOLIDATED BALANCE SHEETS
                                ---------------------------

                                           ASSETS
                                           ------



                                                 April 30, 1997      July 31, 1996
                                                 --------------      -------------
                                                   (Unaudited)         (Unaudited)
CURRENT ASSETS:
---------------
  Cash and cash equivalents                          $ 1,182,382     $ 4,660,050
  Accounts receivable, net                            14,214,605       5,855,052
  Cost of unbilled dies                                1,677,819         708,486
  Inventories (last in-first out):
    Raw materials                                      1,540,376       1,737,051
    Work in process                                    1,927,309       2,417,602
    Finished goods                                     3,802,023       3,594,653
                                                     -----------     -----------
  Total inventories                                    7,269,708       7,749,306



  Prepaid expenses                                     1,202,919       1,472,434
  Deferred tax asset - current                            59,000          59,000
                                                     -----------     -----------


TOTAL CURRENT ASSETS                                  25,606,433      20,504,328
--------------------

PROPERTY, PLANT AND EQUIPMENT-(At cost,                9,461,137       7,769,521
----------------------------                         -----------     -----------
  less accumulated depreciation of
  $16,147,718 and $15,180,642 at
  4/30/97 and 7/31/96 respectively)

                  TOTAL                              $35,067,570     $28,273,849
                                                     ===========     ===========


                                     (2)



                           HOWELL INDUSTRIES, INC.
                           -----------------------

                           (A Michigan Corporation)

                             SOUTHFIELD, MICHIGAN
                             --------------------

                         CONSOLIDATED BALANCE SHEETS
                         ---------------------------


                   LIABILITIES AND SHAREHOLDERS' INVESTMENT
                   ----------------------------------------


                                              April 30, 1997        July 31, 1996
                                              --------------        -------------
                                               (Unaudited)            (Unaudited)
CURRENT LIABILITIES:
-------------------
  Accounts payable                                  $ 9,285,471      $ 5,620,751
  Accrued expenses                                    4,353,077        2,357,956
  Taxes on income                                       278,229           41,420
  Restructuring costs                                    46,118           46,118
                                                    -----------      -----------

TOTAL CURRENT LIABILITIES                            13,962,895        8,066,245
-------------------------

OTHER (Includes restructuring costs
-----
          of $119,599.)                                 516,746        1,123,152

DEFERRED FEDERAL TAXES ON INCOME                        124,000          124,000
--------------------------------

SHAREHOLDERS' INVESTMENT:
-------------------------

  Common stock, no par value:
    Authorized 2,500,000 shares,
    issued and outstanding,
    622,738 shares at 4/30/97
    and at 7/31/96                                      593,584          593,584

  Retained earnings                                  19,870,345       18,366,868
                                                    -----------      -----------

TOTAL SHAREHOLDERS' INVESTMENT                       20,463,929       18,960,452
------------------------------                      -----------      -----------

                  TOTAL                             $35,067,570      $28,273,849
                 ------                            ============      ===========


                                     (3)





                           HOWELL INDUSTRIES, INC.
                           -----------------------

                 CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
                 --------------------------------------------


                                           For The           For The
                                      Nine Months Ended     Year Ended
                                       April 30, 1997    July 31, 1996
                                    -------------------   -------------
                                       (Unaudited)          (Unaudited)

Balance, beginning                      $18,366,868        $18,514,815

Add:

  Net profit for the period               1,970,530            474,791
                                        -----------        -----------
                                         20,337,398         18,989,606

Deduct:

  Cash dividend                             467,053            622,738

                                        -----------        -----------
Balance, ending                         $19,870,345        $18,366,868
                                        ===========        ===========

                                     (4)




                                                      HOWELL INDUSTRIES, INC.
                                                      -----------------------

                                        CONSOLIDATED STATEMENTS OF NET EARNINGS (UNAUDITED)
                                        ---------------------------------------------------


                                 For the Nine Months                   For the Three Months
                                      Ended                                   Ended

                               April 30,      April 30,            April 30,        April 30,
                                  1997          1996                  1997             1996
                               ---------      ---------            ---------        ---------

Net Sales                     $ 72,358,533    $ 60,026,644         $ 24,270,005    $ 25,871,817

Cost of Goods Sold              66,167,213      54,748,102           21,677,708      23,460,502

Selling, General and
    Administrative Expenses      3,556,484       3,556,558            1,067,125       1,267,433
                              ------------    ------------         ------------    ------------

Income From Operations           2,634,836       1,721,984            1,525,172       1,143,882

Other Income (Expense)
    Interest Expense                (5,243)           (188)              (5,091)           (188)
    Net Other Income               388,937          19,051              198,658        (336,515)
                              ------------    ------------         ------------    ------------

Earnings Before Income
    Taxes                        3,018,530       1,740,847            1,718,739         807,179

Taxes on Income                  1,048,000         605,000              593,000         284,000
                              ------------    ------------         ------------    ------------

Net Earnings                  $  1,970,530    $  1,135,847         $  1,125,739    $    523,179
                              ============    ============         ============    ============

Earnings Per Share            $       3.16    $       1.82         $       1.80    $        .84
                              ============    ============         ============    ============

Average Number of Shares
    Outstanding During the
    Period                         622,738         622,738              622,738         622,738

Dividends Per Share                    .75             .75                  .25             .25

The unaudited consolidated financial statements of Howell Industries, Inc. for the three and nine months ended April 30, 1997 and 1996 reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results of operations for the interim periods. The operating results for the nine months ended April 30 are not necessarily indicative of results of operations for an entire year.


                                     (5)



                           HOWELL INDUSTRIES, INC.
                           -----------------------

              CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
              -------------------------------------------------


                                              For the Nine       For the Nine
                                              Months Ended       Months Ended
                                             April 30, 1997     April 30, 1996
                                             --------------     --------------



CASH FLOWS FROM OPERATING ACTIVITIES:

Net Earnings                                  $  1,970,530    $  1,135,847
Adjustments to reconcile net earnings to
    net cash provided by operating
     activities:
   Depreciation and amortization                 1,154,430       1,131,390
   Other - reserves                                    -0-         375,000
Change in operating assets and liabilities:
   Accounts receivable                          (8,359,553)    (11,037,456)
   Cost of unbilled dies                          (969,333)       (119,794)
   Inventories                                     479,598        (971,114)
   Prepaid expenses                                269,515         196,788
   Accounts payable and accrued expenses         5,659,841       7,379,110
   Taxes on income                                 236,809          59,347
   Other non-current liabilities                  (606,406)       (190,617)
                                              ------------    ------------
      NET CASH PROVIDED BY (USED IN)              (164,569)     (2,041,499)
         OPERATING ACTIVITIES
CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sale or purchases of                  -0-         850,066
      marketable securities
   Proceeds from sale of equipment                  53,063          91,740
   Capital expenditures                         (2,899,109)     (1,096,271)
                                              ------------    ------------
      NET CASH PROCEEDS FROM (USED IN)
         INVESTING ACTIVITIES                   (2,846,046)       (154,465)
CASH FLOWS FROM FINANCING ACTIVITIES:
   Dividends paid                                 (467,053)       (467,053)
                                              ------------    ------------
      NET CASH PROCEEDS FROM (USED IN)
         FINANCING ACTIVITIES:                    (467,053)       (467,053)
INCREASE (DECREASE) IN CASH AND CASH
   EQUIVALENTS                                  (3,477,668)     (2,663,017)
CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                           4,660,050       2,979,374
                                              ------------    ------------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                              $  1,182,382    $    316,357
                                              ============    ============

                                     (6)

                           HOWELL INDUSTRIES, INC.
                           -----------------------

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
                     ------------------------------------

               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
               ------------------------------------------------


   RESULTS OF OPERATIONS
   ---------------------

The increase in income from operations for the nine months ended April 30, 1997 as compared to the nine months ended April 30, 1996 was primarily attributable to higher sales. The higher sales were generated mainly by parts supplied for production of a new vehicle line. Sales of the parts progressively increased over the nine month period.

The increase in net earnings for the quarter ended April 30, 1997 as compared to the quarters ended April 30, 1996 and January 31, 1997 was primarily attributable to lower manufacturing overhead due to efficiencies in the Masury, Ohio plant and a reserve increase of $375,000 in the quarter ended April 30, 1996 in connection with the settlement of environmental litigation.

   GENERAL
   -------

The increase in accounts receivable was due to increased sales by the Company in April, 1997 and the timing of collections at the end of the month. Accounts payable have increased due to the timing of payments.

A strike at a Chrysler Corporation plant from April 10 to May 9, 1997 adversely affected sales in late April and early May.

On November 12, 1996, the Company announced that it had retained the investment firm of Roney & Co. to explore the possible sale or merger of the Company. On May 21, 1997, the Company agreed to a merger transaction under which shareholders would receive $37 per share in cash.


                         PART II - OTHER INFORMATION


Item 1.  Legal Proceedings.
-------  ------------------

There have been no changes in the legal proceedings of the Company regarding the environmental matters disclosed in the 1996 financial statements.


Item 6.  Exhibits and Reports on Form 8-K.
-------  ---------------------------------

No Form 8-K was filed during the quarter.



                                          SIGNATURES
                                          ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.

                                          HOWELL INDUSTRIES, INC.
                                          -----------------------
                                          (Registrant)



                                    By:   /s/Morton Schiff
                                          ----------------
                                          Morton Schiff
                                          President and Principal Financial
                                            Officer
Date: May 28, 1997
                                     (7)