Form 10-Q/A
period 1997-04-30
HOWELL INDUSTRIES INC
filed 1997-07-09
CIK 48824

SECURITIES AND EXCHANGE COMMISSION

                           Washington, D. C. 20549

                                  FORM 10-Q

                               Amendment No. 1

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

                           HOWELL INDUSTRIES, INC.
                           -----------------------

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
                     ------------------------------------

               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
               ------------------------------------------------


   RESULTS OF OPERATIONS
   ---------------------

The increase in income from operations for the nine months ended April 30, 1997 as compared to the nine months ended April 30, 1996 was primarily attributable to higher sales. The higher sales were generated mainly by parts supplied for production of a new vehicle line. Sales of the parts progressively increased over the nine month period. Of the approximately $12,300,000 increase in net sales for the nine month period, approximately 70% was attributable to the introduction of new parts and 30% to volume increases on older parts.

The increase in net earnings for the quarter ended April 30, 1997 as compared to the quarters ended April 30, 1996 and January 31, 1997 was primarily attributable to lower manufacturing overhead due to efficiencies in the Masury, Ohio plant and a reserve increase of $375,000 in the quarter ended April 30, 1996 in connection with the settlement of environmental litigation. During the quarter, manufacturing overhead decreased to 23% of sales from 24.3% in the prior year. A substantial portion of the overhead expense in both periods was due to the consolidation of manufacturing operations and the introduction of new products. Among the largest categories of expenditure in both periods was machinery maintenance which was attributable to the greatly increased volume of production at the plant and remains at higher than desirable levels. Gradual further improvement in efficiency is contemplated.

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

Date: July 8, 1997

                                     (7)